Form 10-Q
period 1994-01-28
CRACKER BARREL OLD COUNTRY STORE INC
filed 1994-03-11
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 28, 1994

Commission file number 0-7536

             CRACKER BARREL OLD COUNTRY STORE, INC.

Incorporated in Tennessee          I.R.S. Employer Identification
                                             No. 62-0812904

                  Hartmann Drive, P.O. Box 787
                    Lebanon, Tennessee 37087

                          615-444-5533



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No_


                59,803,900 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements
        --------------------

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

                                    (Unaudited)         (Audited)
CONDENSED BALANCE SHEETS            January 28,          July 30,
- ------------------------               1994                1993
                                       ----                ----

ASSETS
- ------
Cash and cash equivalents          $ 15,572,725      $ 38,552,111
Short-term investments               55,948,717        65,094,791
Receivables                           1,295,285         2,436,918
Inventories                          32,465,695        28,426,408
Prepaid expenses                        489,905           832,262
Deferred income taxes                 4,014,475                --
                                   ------------      ------------

Total current assets                109,786,802       135,342,490
                                   ------------      ------------

Property and equipment              409,134,162       362,587,593
Accumulated depreciation and
     amortization                    67,345,597        56,991,727
                                   ------------      ------------

Property and equipment-net          341,788,565       305,595,866
                                   ------------      ------------
Long-term investments                23,130,817        27,421,378
                                   ------------      ------------
Other assets                            526,226           712,783
                                   ------------      ------------

Total assets                       $475,232,410      $469,072,517
                                   ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Accounts payable                   $ 16,909,811      $ 23,137,298
Other current liabilities            31,347,043        36,089,916
                                   ------------      ------------

Total current liabilities            48,256,854        59,227,214
                                   ------------      ------------
Long-term debt                       23,500,000        36,575,799
                                   ------------      ------------
Capital lease obligations             1,762,602         1,801,900
                                   ------------      ------------
Deferred income taxes                 7,809,144         4,682,931
                                   ------------      ------------
Stockholders' equity:
     Common stock                    29,896,888        29,785,234
     Additional paid-in
       capital                      191,265,289       187,929,934
     Retained earnings              172,741,633       149,069,505
                                   ------------      ------------

Total stockholders' equity          393,903,810       366,784,673
                                   ------------      ------------

Total liabilities and
     stockholders' equity          $475,232,410      $469,072,517
                                   ============      ============



Note: The balance sheet as of July 30, 1993 has been taken from the audited financial statements at that date, and condensed.

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------


                                       For the Quarters Ended
                                       ----------------------
                                    January 28,       January 29,
                                       1994              1993
                                       ----              ----

Net sales                          $150,831,678      $119,575,294
Cost of goods sold                   54,056,184        41,865,742
                                   ------------      ------------

Gross profit on sales                96,775,494        77,709,552
                                   ------------      ------------

Expenses:
     Store operations                71,748,488        57,464,767
     General and administrative       9,256,389         7,584,681
                                   ------------      ------------

     Total expenses                  81,004,877        65,049,448
                                   ------------      ------------

Operating income                     15,770,617        12,660,104
Interest expense                        751,538           769,792
Interest income                         892,543           332,114
                                   ------------      ------------

Income before income taxes and
  cumulative effect of change
  in accounting principle            15,911,622        12,222,426
Provision for income taxes            5,998,681         4,571,187
                                   ------------      ------------

Income before cumulative effect
  of change in accounting principle   9,912,941         7,651,239
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                --
                                   ------------      ------------

Net income                         $  9,912,941      $  7,651,239
                                   ============      ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .16      $        .13

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                --
                                   ------------      ------------

Net earnings per share             $        .16      $        .13
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,621,566        57,635,867
                                   ============      ============

Dividends per common share         $    0.00500      $    0.00417
                                   ============      ============



See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------


                                      For the Six Months Ended
                                      ------------------------
                                    January 28,       January 29,
                                       1994              1993
                                       ----              ----

Net sales                          $303,330,575      $242,555,480
Cost of goods sold                  104,449,484        82,214,301
                                   ------------      ------------

Gross profit on sales               198,881,091       160,341,179
                                   ------------      ------------

Expenses:
     Store operations               143,518,607       115,915,381
     General and administrative      18,566,737        15,229,731
                                   ------------      ------------

     Total expenses                 162,085,344       131,145,112
                                   ------------      ------------

Operating income                     36,795,747        29,196,067
Interest expense                      1,373,720         1,578,283
Interest income                       1,946,056           793,216
                                   ------------      ------------

Income before income taxes and
  cumulative effect of change
  in accounting principle            37,368,083        28,411,000
Provision for income taxes           14,087,767        10,625,714
                                   ------------      ------------

Income before cumulative effect
  of change in accounting principle  23,280,316        17,785,286
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                      988,262                --
                                   ------------      ------------

Net income                         $ 24,268,578      $ 17,785,286
                                   ============      ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .38      $        .31

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                          .02                --
                                   ------------      ------------

Net earnings per share             $        .40      $        .31
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,540,887        57,191,346
                                   ============      ============

Dividends per common share         $    0.01000      $    0.00834
                                   ============      ============


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ----------------------------------------------

                                                 For the Six Months Ended
                                                 ------------------------
                                              January 28,       January 29,
                                                 1994              1993
                                                 ----              ----
Cash flows from operating activities:
  Net income                                 $24,268,578       $17,785,286
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                  10,456,295          7,812,105
     Loss on disposition of property
      and equipment                                9,879              3,067
     (Increase)decrease in inventories        (4,039,287)         1,690,912
     Decrease in other assets                    186,557             42,970
     Decrease in accounts payable             (6,227,487)        (2,009,183)
     (Decrease)increase in other current
      assets and liabilities                  (2,936,727)         2,000,493
     (Decrease)increase in deferred
      income taxes                              (888,262)           100,000
                                             -----------        -----------
  Net cash provided by operating activities   20,829,546         27,425,650
                                             -----------        -----------

Cash flows from investing activities:
  Decrease(increase) in short-term and        13,436,635        (57,031,762)
   long-term investments
  Purchase of property and equipment         (46,715,632)       (37,378,530)
  Proceeds from sale of property and
   equipment                                      56,759             31,928
                                             -----------        -----------
  Net cash used in investing activities      (33,222,238)       (94,378,364)
                                             -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of capital stock             --         69,501,753
  Proceeds from exercise of stock options      3,447,009          9,667,491
  Principal payments under long-term debt
   and capital lease obligations             (13,437,253)        (1,104,657)
  Dividends on common stock                     (596,450)          (464,313)
                                             -----------        -----------
  Net cash (used in) provided by
   financing activities                      (10,586,694)        77,600,274
                                             -----------        -----------
Net (decrease)increase in cash and cash
  equivalents                                (22,979,386)        10,647,560
Cash and cash equivalents,
  beginning of year                           38,552,111         12,951,661
                                             -----------        -----------
Cash and cash equivalents,
  end of quarter                             $15,572,725        $23,599,221
                                             ===========        ===========


Supplemental disclosures of cash flow
information:
  Cash paid during the six months for:
   Interest                                  $ 2,221,856        $ 1,826,065
   Income taxes                               15,057,919          8,108,168

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ---------------------------------------

1.  Condensed Financial Statements
    ------------------------------

     The condensed balance sheet as of January 28, 1994 and the related condensed statements of income and cash flows for the quarters and six-month periods ended January 28, 1994 and January 29, 1993, have been prepared by the Company, without audit; in the opinion of management, all adjustments, including normal recurring accruals, have been made for a fair presentation of such condensed financial statements.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 30, 1993.

     Deloitte & Touche, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Long Term Debt
    --------------

     The Company elected to prepay the following two outstanding debt issues during the second quarter of fiscal year 1994, unsecured notes payable of $6,800,000 and Industrial Development Revenue Bonds of $3,465,000. The unsecured notes payable of $6,800,000 had annual installments of $800,000 through 1999, and a final installment due August 5, 2000. The annual interest rate on the notes was 9.5% through 1997 and thereafter at a rate equal to the U.S. Treasury Note rate plus 1.2%. The $3,465,000 Industrial Development Revenue Bonds were redeemable in annual installments of $700,000 from December 1, 2009 through December 1, 2012, with a final installment due on December 1, 2013, with interest at an annual rate of 8.5%.

3.  Income Taxes
    ------------

     The provision for income taxes for the quarter and six-month period ended January 28, 1994 has been computed based on management's estimate of the tax rate for the entire fiscal year. The variation between the statutory tax rate and the effective tax rate is due primarily to credits for FICA tax on tips above minimum wage and targeted jobs tax credits.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective July 31, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes", which was the Company's prior method of accounting for income taxes. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements increased income by $988,262 ($0.02 per share), for the six months ended January 28, 1994. The adjustment represents the impact of adjusting deferred taxes to new rates as opposed to the higher tax rates in effect when the deferred taxes originated.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax liability as of July 31, 1993 are as follows:

Deferred tax assets:

     Financial accruals without economic performance       $ 3,778,730
     Other                                                     797,357
                                                           -----------
                                                             4,576,087
                                                           -----------
Deferred tax liabilities:

     Excess tax depreciation over book                       8,235,680
     Other                                                      35,076
                                                           -----------
                                                             8,270,756
                                                           -----------

Net deferred tax liability                                 $(3,694,669)
                                                           ===========

     The Company provided no valuation allowance against deferred tax assets recorded as of July 31, 1993 and January 28, 1994, as the "more-likely-than-not" valuation method determined all deferred assets to be fully realizable in future taxable periods.

     The provision for income tax expense for the six months ended January 28, 1994 was $14,087,767 of which $13,987,767 is current income tax expense and $100,000 is deferred income tax expense. The Company's effective tax rate for fiscal year 1994 is estimated to be 37.7%.

     The provision for income tax expense for the six months ended January 29, 1993 was $10,625,714 of which $10,525,714 was current income tax expense and $100,000 was deferred income tax expense.

     The Company's effective tax rate for fiscal year 1993 was 37.4%. The adoption of SFAS No. 109 had no impact on the Company's effective tax rate for fiscal years 1993 or 1994.

4.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 28, 1994 cannot be considered indicative of the operating results for the full year.

5.  Stock Split
    -----------

     Per share amounts and average common and common equivalent shares for the quarter and six-month period ended January 29, 1993 have been restated to give effect to the three-for-two stock split in March 1993.

6.  Reclassifications
    -----------------

     Certain reclassifications have been made in the January 29, 1993 and July 31, 1992 condensed balance sheets to conform to the classifications used in fiscal 1994 and in the 1993 annual report for the purpose of preparing the January 29, 1993 condensed statement of cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


Results of Operations
- ---------------------

     The following table highlights operating results for the second quarter of fiscal 1994 as compared to the fiscal 1993 second quarter:


                              Relationship to Net Sales
                                   Quarters Ended           Period to Period
                              01/28/94         01/29/93    Increase(Decrease)
                              --------         --------    ------------------
Net sales:
  Restaurant                    74.0%             75.4%           24%
  Gift shop                     26.0%             24.6%           33%
                               ------            ------

     Total sales               100.0%            100.0%           26%

Cost of goods sold              35.8%             35.0%           29%

Expenses:
  Store operations              47.6%             48.1%            25%
  General and administrative     6.1%              6.3%            22%
                               ------            ------

     Total expenses             53.7%             54.4%            25%

Operating income                10.5%             10.6%            25%
Interest expense                 0.5%              0.6%            (2%)
Interest income                  0.6%              0.3%           169%

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     10.5%             10.2%            30%
Provision for income taxes       4.0%              3.8%            31%
Income before cumulative effect
  of change in accounting
  principle                      6.6%              6.4%            30%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     --                --             --

Net income                       6.6%              6.4%            30%



                              Same Store Sales Analysis
                               127 Store Average ($000)
                              -------------------------

Restaurant                    $674.7            $650.4             4%
Gift shop                      232.3             211.4            10%
                              ------            ------

Restaurant & gift shop        $907.0            $861.8             5%
                              ======            ======

     The following table highlights operating results for the six months ended January 28, 1994 as compared to the same period last year:


                              Relationship to Net Sales
                                     Year to Date            Period to Period
                              01/28/94         01/29/93     Increase(Decrease)
                              --------         --------     ------------------
Net sales:
  Restaurant                    76.6%             77.2%            24%
  Gift shop                     23.4%             22.8%            29%
                               ------            ------

     Total sales               100.0%            100.0%            25%

Cost of goods sold              34.4%             33.9%            27%

Expenses:
  Store operations              47.3%             47.8%            24%
  General and administrative     6.1%              6.3%            22%
                               ------            ------

     Total expenses             53.4%             54.1%            24%

Operating income                12.1%             12.0%            26%
Interest expense                 0.5%              0.7%           (13%)
Interest income                  0.6%              0.3%           145%

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     12.3%             11.7%            32%
Provision for income taxes       4.6%              4.4%            33%
Income before cumulative effect
  of change in accounting
  principle                      7.7%              7.3%            31%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     .3%               --             --

Net income                       8.0%              7.3%            36%



                              Same Store Sales Analysis
                               127 Store Average ($000)
                              -------------------------

Restaurant                  $1,439.9          $1,385.2              4%
Gift shop                      434.6             406.2              7%
                            --------          --------

Restaurant & gift shop      $1,874.5          $1,791.4              5%
                            ========          ========

     Net sales for the second quarter of fiscal 1994 increased 26% over last year's second quarter. Same store restaurant sales increased 3.7%, including .5% in real terms. Same store gift shop sales increased 9.9%. Sales from new stores accounted for the remainder of the increase. Net sales for the six months ended January 28, 1994, increased 25% over the six month period ended January 29, 1993. Same store restaurant sales increased 3.9%, including .8% in real terms and same store gift shop sales increased 7.0%. Sales from new stores accounted for the remainder of the increase.

     Cost of goods sold as a percentage of net sales were 35.8% in the second quarter of this year compared to 35.0% in the same period a year ago. This increase was primarily due to an increasing mix of gift shop sales, which have a higher cost than restaurant sales. In addition, this increase was partially due to an increase in restaurant cost of goods sold as a percentage of sales, which was primarily due to a new seasonal promotion instituted in the second quarter of fiscal 1994.
For the six months ended January 28, 1994, cost of goods sold were 34.4% compared to 33.9% for the same period a year ago. This increase was primarily due to both an increasing mix of gift shop sales, which have a higher cost than restaurant sales, and due to an increase in food cost.

     Total operating expenses as a percentage of net sales were 53.7% and 53.4% in the quarter and six-month period ended January 28, 1994, compared to 54.4% and 54.1%, respectively, in the same periods a year ago. The decreases in store operating expenses as a percent to net sales were primarily due to increased volume. General and administrative expenses as a percentage of sales were lower this year compared to the second quarter and six-month period of last year primarily due to higher volume.

     Interest expense decreased to $751,538 and $1,373,720 for the quarter and six-month period ended January 28, 1994 from $769,792 and $1,578,283, respectively, in the same periods a year ago. The decreases were primarily due to lower average debt outstanding during the quarter and six-month period ended January 28, 1994. Interest income increased to $892,543 and $1,946,056 in the quarter and six-month period ended January 28, 1994 from $332,114 and $793,216, respectively, in the same periods a year ago. The primary reason for the increase in interest income was higher average funds available for investment.

Liquidity and Capital Resources
- -------------------------------

     The Company's operating activities provided net cash of $20.8 million for the six months ended January 28, 1994. Net income adjusted by depreciation and amortization provided most of the cash. Decreases in accounts payable, increases in inventories and decreases in other current assets and liabilities partially offset the cash provided by net income adjusted by depreciation and amortization.

     Capital expenditures were $20.6 million in the second quarter of fiscal 1994 and $46.7 million for the six months ended January 28,1994. Land purchases and cost of new stores accounted for substantially all
of these expenditures.   The  gift shop warehouse expansion capital
expenditures  were  $3.2  million  for  the  six-month  period  ended
January 28, 1994.

     The Company's internally generated cash and short-term and long-term investments were sufficient to finance all of its growth in the first six months of fiscal 1994.

     The Company estimates that its capital expenditures for fiscal 1994 will be approximately $100 million, substantially all of which will be land purchases and cost of new stores, except for $4 million relating to the gift shop warehouse expansion. Management believes that cash and short-term and long-term investments at January 28, 1994, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1994 and its continued expansion plans through fiscal 1997. Presently the Company has an unused revolving credit line of $15 million.

INDEPENDENT ACCOUNTANTS' REPORT


Cracker Barrel Old Country Store, Inc.

We have made a review of the condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of January 28, 1994, and the related condensed statements of income and cash flows for the quarters and six-month periods ended January 28, 1994 and January 29, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cracker Barrel Old Country Store, Inc. as of July 30, 1993, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 10, 1993, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 30, 1993 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE

March 9, 1994

                                PART II

Item 1.  Legal Proceedings
         -----------------

             None.


Item 2.  Changes in Securities
         ---------------------

             None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

             None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         A.  The annual meeting of shareholders was held
             November 23, 1993.

         B.  Election of Directors:  Previously reported.


         C.  Other matters:  Previously reported.



Item 5.  Other Information
         -----------------

          None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          Letter regarding unaudited financial information.

                           SIGNATURES
                           ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






             CRACKER BARREL OLD COUNTRY STORE, INC.


Date:   3/09/94     By /s/Jimmie D. White
     ------------     ----------------------------------------
                      Jimmie D. White, Chief Financial Officer




Date:   3/09/94     By /s/Patrick A. Scruggs
     ------------     ----------------------------------------
                      Patrick A. Scruggs, Assistant Treasurer

March 9, 1994



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee  37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and six-month periods ended January 28, 1994 and January 29, 1993, as indicated in our reports dated March 9, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which were included in your Quarterly Report on Form 10-Q for the quarter ended January 28, 1994, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567 and 33-45482 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act, are not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE


Nashville, Tennessee