Form 10-Q
period 1994-04-29
CRACKER BARREL OLD COUNTRY STORE INC
filed 1994-06-10
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended April 29, 1994

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

     Yes X     No_


                     Shares of Common Stock
                Issued and Outstanding 59,876,561

                             PART I

Item 1. Financial Statements
        --------------------

CRACKER BARREL OLD COUNTRY STORE, INC.
- - - - - --------------------------------------

                                    (Unaudited)        (Audited)
CONDENSED BALANCE SHEETS             April 29,          July 30,
- - - - - ------------------------               1994               1993
                                       ----               ----
ASSETS
- - - - - ------
Cash and cash equivalents          $ 11,314,999       $ 38,552,111
Short-term investments               64,158,120         65,094,791
Receivables                           1,864,948          2,436,918
Inventories                          36,668,437         28,426,408
Prepaid expenses                        192,557            832,262
Deferred income taxes                 4,014,475                 --
                                   ------------       ------------
Total current assets                118,213,536        135,342,490
                                   ------------       ------------

Property and equipment              431,480,033        362,587,593
Accumulated depreciation and
     amortization                    72,979,781         56,991,727
                                   ------------       ------------
Property and equipment-net          358,500,252        305,595,866
                                   ------------       ------------
Long-term investments                22,652,801         27,421,378
                                   ------------       ------------
Other assets                            572,880            712,783
                                   ------------       ------------
Total assets                       $499,939,469       $469,072,517
                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - - ------------------------------------
Accounts payable                   $ 21,466,713       $ 23,137,298
Other current liabilities            38,142,425         36,089,916
                                   ------------       ------------
Total current liabilities            59,609,138         59,227,214
                                   ------------       ------------
Long-term debt                       23,500,000         36,575,799
                                   ------------       ------------
Capital lease obligations             1,742,703          1,801,900
                                   ------------       ------------
Deferred income taxes                 7,859,144          4,682,931
                                   ------------       ------------
Stockholders' equity:
     Common stock                    29,936,606         29,785,234
     Capital in excess of
       par value                    192,251,661        187,929,934
     Retained earnings              185,040,217        149,069,505
                                   ------------       ------------
Total stockholders' equity          407,228,484        366,784,673
                                   ------------       ------------
Total liabilities and
     stockholders' equity          $499,939,469       $469,072,517
                                   ============       ============


Note: The balance sheet as of July 30, 1993 has been taken from the audited financial statements at that date, and condensed.

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- - - - - --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- - - - - ------------------------------------------

                                       For the Quarters Ended
                                       ----------------------
                                     April 29,          April 30,
                                       1994               1993
                                       ----               ----
Net sales                          $155,368,895       $125,151,916

Cost of goods sold                   50,758,879         40,518,184
                                   ------------       ------------
Gross profit on sales               104,610,016         84,633,732
                                   ------------       ------------

Expenses:

     Store operations                75,310,682         61,082,263
     General and administrative       9,368,754          7,500,443
                                   ------------       ------------

     Total expenses                  84,679,436         68,582,706
                                   ------------       ------------
Operating income                     19,930,580         16,051,026
Interest expense                        429,275            803,430
Interest income                         719,853            837,073
                                   ------------       ------------
Income before income taxes and
  cumulative effect of change in
  accounting principle               20,221,158         16,084,669
Provision for income taxes            7,623,377          6,015,666
                                   ------------       ------------
Income before cumulative effect
  of change in accounting
  principle                          12,597,781         10,069,003
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                 --
                                   ------------       ------------

Net income                         $ 12,597,781       $ 10,069,003
                                   ============       ============
Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .21       $        .17

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                 --
                                   ------------       ------------

Net earnings per share             $        .21       $        .17
                                   ============       ============
Average common and common
     equivalent shares outstanding   60,730,647         60,323,795
                                   ============       ============
Dividends per common share         $      0.005       $      0.005
                                   ============       ============

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- - - - - --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- - - - - ------------------------------------------


                                      For the Nine Months Ended
                                      -------------------------
                                     April 29,          April 30,
                                       1994               1993
                                       ----               ----

Net sales                          $458,699,470       $367,707,396
Cost of goods sold                  155,208,363        122,732,485
                                   ------------       ------------

Gross profit on sales               303,491,107        244,974,911
                                   ------------       ------------
Expenses:
     Store operations               218,829,289        176,997,644
     General and administrative      27,935,491         22,730,174
                                   ------------       ------------
     Total expenses                 246,764,780        199,727,818
                                   ------------       ------------

Operating income                     56,726,327         45,247,093
Interest expense                      1,802,995          2,381,713
Interest income                       2,665,909          1,630,289
                                   ------------       ------------
Income before income taxes and
  cumulative effect of change in
  accounting principle               57,589,241         44,495,669
Provision for income taxes           21,711,144         16,641,380
                                   ------------       ------------
Income before cumulative effect
  of change in accounting
  principle                          35,878,097         27,854,289
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                      988,262                 --
                                   ------------       ------------
Net income                         $ 36,866,359       $ 27,854,289
                                   ============       ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .59        $        .48

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                          .02                  --
                                   ------------        ------------
Net earnings per share             $        .61        $        .48
                                   ============        ============
Average common and common
  equivalent shares outstanding      60,604,140          58,228,840
                                   ============        ============
Dividends per common share         $      0.015        $      0.013
                                   ============        ============


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- - - - - --------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- - - - - ----------------------------------------------
                                                For the Nine Months Ended
                                                -------------------------
                                                April 29,         April 30,
                                                  1994              1993
                                                  ----              ----
Cash flows from operating activities:
  Net income                                 $ 36,866,359       $ 27,854,289
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                   16,160,577         12,122,910
     Loss on disposition of property
      and equipment                                21,766              2,698
     Increase in inventories                   (8,242,029)        (2,007,084)
     Decrease in other assets                     139,903             27,761
     (Decrease)increase in accounts payable    (1,670,585)         1,246,758
     Increase(decrease)in other current
      assets and liabilities                    3,586,340         (3,090,534)
     (Decrease)increase in deferred income
      taxes                                      (838,262)           150,000
                                             ------------       ------------
  Net cash provided by operating activities    46,024,069         36,306,798
                                             ------------       ------------

Cash flows from investing activities:
  Decrease(increase) in short-term and
    long-term investments                       5,705,248        (55,094,033)
  Purchase of property and equipment          (69,160,849)       (58,148,551)
  Proceeds from sale of property and
   equipment                                       74,120             36,918
                                             ------------       ------------
  Net cash used in investing activities       (63,381,481)      (113,205,666)
                                             ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of capital stock              --         69,501,753
  Proceeds from exercise of stock options       4,473,099         25,127,946
  Principal payments under long-term debt
   and capital lease obligations              (13,457,152)        (2,231,773)
  Dividends on common stock                      (895,647)          (760,730)
                                             ------------       ------------
  Net cash (used in) provided by
   financing activities                        (9,879,700)        91,637,196
                                             ------------       ------------
Net (decrease)increase in cash and
  cash equivalents                            (27,237,112)        14,738,328
Cash and cash equivalents,
  beginning of year                            38,552,111         12,951,661
                                             ------------       ------------
Cash and cash equivalents,
  end of quarter                             $ 11,314,999       $ 27,689,989
                                             ============       ============

Supplemental disclosures of cash flow
  information:
  Cash paid during the nine months for:
   Interest                                  $  2,260,533       $  2,022,549
   Income taxes                                19,989,599          9,038,849


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- - - - - --------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS
- - - - - ---------------------------------------

1.  Condensed Financial Statements
    ------------------------------

     The condensed balance sheet as of April 29, 1994 and the related condensed statements of income and cash flows for the quarters and nine-month periods ended April 29, 1994 and April 30, 1993, have been prepared by the Company, without audit; in the opinion of management, all adjustments, including normal recurring accruals, have been made for a fair presentation of such condensed financial statements.

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

3.  Income Taxes
    ------------

     The provision for income taxes for the quarter and nine-month period ended April 29, 1994 has been computed based on management's estimate of the tax rate for the entire fiscal year. The variation between the statutory tax rate and the effective tax rate is due primarily to credits for FICA tax on tips above minimum wage and targeted jobs tax credits.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective July 31, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes", which was the Company's prior method of accounting for income taxes. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements increased income by $988,262 ($0.02 per share), for the nine months ended April 29, 1994. The adjustment primarily represents the impact of adjusting deferred taxes to new rates as opposed to the higher tax rates in effect when the deferred taxes originated.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's net deferred tax liability as of July 31, 1993 were as follows:

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
                                                            ===========
     The Company provided no valuation allowance against deferred tax assets recorded as of July 31, 1993 and April 29, 1994, as the "more-likely-than-not" valuation method determined all deferred assets to be fully realizable in future taxable periods.

     The provision for income tax expense for the nine months ended April 29, 1994 was $21,711,144 of which $21,561,144 is current income tax expense and $150,000 is deferred income tax expense. The Company's effective tax rate for fiscal year 1994 is estimated to be 37.7%.

     The provision for income tax expense for the nine months ended April 30, 1993 was $16,641,380 of which $16,491,380 was current income tax expense and $150,000 was deferred income tax expense.

     The Company's effective tax rate for fiscal year 1993 was 37.4%. The adoption of SFAS No. 109 had no impact on the Company's effective tax rate for fiscal years 1993 or 1994.

4.  Seasonality
    -----------

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended April 29, 1994 cannot be considered indicative of the operating results for the full year.

5.  Reclassifications
    -----------------

     Certain reclassifications have been made in the April 30, 1993 and July 31, 1992 condensed balance sheets to conform to the classifications used in fiscal 1994 and in the 1993 annual report for the purpose of preparing the April 30, 1993 condensed statement of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

Results of Operations
- - - - - ---------------------
     The following table highlights operating results for the third quarter of fiscal 1994 as compared to the fiscal 1993 third quarter:


                              Relationship to Net Sales
                                   Quarters Ended           Period to Period
                              04/29/94         04/30/93    Increase(Decrease)
                              --------         --------    ------------------
Net sales:
  Restaurant                    80.4%            81.0%            23%
  Gift shop                     19.6%            19.0%            28%
                               ------           ------
     Total sales               100.0%           100.0%            24%

Cost of goods sold              32.7%            32.4%            25%

Expenses:
  Store operations              48.5%            48.8%            23%
  General and administrative     6.0%             6.0%            25%

     Total expenses             54.5%            54.8%            23%

Operating income                12.8%            12.8%            24%
Interest expense                 0.3%             0.6%           (47%)
Interest income                  0.5%             0.7%           (14%)

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     13.0%            12.9%            26%
Provision for income taxes       4.9%             4.8%            27%
Income before cumulative effect
  of change in accounting
  principle                      8.1%             8.0%            25%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes      --               --             --

Net income                       8.1%             8.0%            25%



                              Same Store Sales Analysis
                               127 Store Average ($000)
                              -------------------------
Restaurant                    $726.5            $697.4             4%
Gift shop                      174.9             162.9             7%
                              ------            ------

Restaurant & gift shop        $901.4            $860.3             5%
                              ======            ======

     The following table highlights operating results for the nine months ended April 29, 1994 as compared to the same period last year.



                              Relationship to Net Sales
                                   Year to Date             Period to Period
                              04/29/94         04/30/93    Increase(Decrease)
                              --------         --------    ------------------
Net sales:
  Restaurant                    77.9%            78.5%            24%
  Gift shop                     22.1%            21.5%            28%
                               ------           ------

     Total sales               100.0%           100.0%            25%

Cost of goods sold              33.8%            33.4%            26%

Expenses:
  Store operations              47.7%            48.1%            24%
  General and administrative     6.1%             6.2%            23%

     Total expenses             53.8%            54.3%            24%

Operating income                12.4%            12.3%            25%
Interest expense                 0.4%             0.6%           (24%)
Interest income                  0.6%             0.4%            64%

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     12.6%            12.1%            29%
Provision for income taxes       4.7%             4.5%            30%
Income before cumulative effect
  of change in accounting
  principle                      7.8%             7.6%            29%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     .2%               --             --

Net income                       8.0%             7.6%            32%



                              Same Store Sales Analysis
                               127 Store Average ($000)
                              -------------------------
Restaurant                  $2,166.4          $2,082.6             4%
Gift shop                      609.6             569.0             7%
                            --------          --------

Restaurant & gift shop      $2,776.0          $2,651.6             5%
                            ========          ========

     Net sales for the third quarter of fiscal 1994 increased 24% over third quarter 1993. Same store restaurant sales increased 4.2%, including 1.1% in real terms; and same store gift shop sales increased 7.4%. Sales from new stores accounted for the remainder of the increase. Net sales for the nine months ended April 29, 1994, increased 25% over the same period in 1993. Same store restaurant sales increased 4.0%, including 0.9% in real terms; and same store gift shop sales increased 7.1%. Sales from new stores accounted for the remainder of the increase.

     Cost of goods sold as a percentage of net sales were 32.7% in the third quarter of this year compared to 32.4% in the same period last year. This increase was primarily due to an increasing mix of gift shop sales, which have a higher cost than restaurant sales. For the nine months ended April 29, 1994, cost of goods sold were 33.8% compared to 33.4% for the same period a year ago. This increase was primarily due to both an increasing mix of gift shop sales, which have a higher cost than restaurant sales, and due to an increase in food cost.

     Total operating expenses as a percentage of net sales were 54.5% and 53.8% in the quarter and nine month period ended April 29, 1994, compared to 54.8% and 54.3%, respectively, in the same periods a year ago. The decreases in store operating expenses as a percent of net sales were primarily due to lower workers' compensation insurance expenses as a result of various safety programs instituted in the stores. General and administrative expenses as a percentage of sales were unchanged this year compared to the third quarter of last year. General and administrative expenses for the nine months ended April 29, 1994, as a percentage of sales were lower than last year primarily due to higher volume.

     Interest expense decreased to $429,275 and $1,802,995 for the quarter and nine month period ended April 29, 1994, from $803,430 and $2,381,713, respectively, in the same periods a year ago. The decreases were primarily due to lower average debt outstanding during the quarter and nine month period ended April 29, 1994. For the quarter ended April 29, 1994, interest income decreased to $719,853 from $837,073 last year. This decrease was primarily due to a lower amount of invested funds this year compared to last year. For the nine months ended April 29, 1994, interest income increased to $2,665,909 from $1,630,289 last year. The primary reason for the increase in interest income was higher average funds available for investment this year compared to last year.


Liquidity and Capital Resources
- - - - - -------------------------------

     The Company's operating activities provided net cash of $46.0 million for the nine months ended April 29, 1994. Net income adjusted by depreciation and amortization provided most of the cash. Increases in inventories and decreases in accounts payable partially offset increases in other current assets and liabilities and the cash provided by net income adjusted by depreciation and amortization.

     Capital expenditures were $22.5 million in the third quarter of fiscal 1994 and $69.2 million for the nine months ended April 29, 1994. Land purchases and cost of new stores accounted for
substantially all  of these expenditures.   The  gift shop
warehouse expansion capital expenditures were $3.4 million for the nine month period ended April 29, 1994.

     The Company's internally generated cash and short-term and long-term investments were sufficient to finance all of its growth in the first nine months of fiscal 1994.

     The Company estimates that its capital expenditures for fiscal 1994 will be approximately $100 million, substantially all of which will be land purchases and cost of new stores, except for $4 million relating to the gift shop warehouse expansion. Management believes that cash and short-term and long-term investments at April 29, 1994, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1994 and its continued expansion plans through fiscal 1997. Presently the Company has an unused revolving credit line of $15 million.

INDEPENDENT ACCOUNTANTS' REPORT


Cracker Barrel Old Country Store, Inc.

We have made a review of the condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of April 29, 1994, and the related condensed statements of income and cash flows for the quarters and nine-month periods ended April 29, 1994 and April 30, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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


June 8, 1994

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





             CRACKER BARREL OLD COUNTRY STORE, INC.



Date: June 8, 1994  By /s/Jimmie D. White
      ------------     ----------------------------------------
                       Jimmie D. White, Chief Financial Officer




Date: June 8, 1994  By /s/Patrick A. Scruggs
      ------------     ----------------------------------------
                       Patrick A. Scruggs, Assistant Treasurer

June 8, 1994



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee  37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and nine-month periods ended April 29, 1994 and April 30, 1993, as indicated in our report dated June 8, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended April 29, 1994, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567 and 33-45482 on Forms S-8 and
Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE


Nashville, Tennessee