Form 10-K
period 1994-07-29
CRACKER BARREL OLD COUNTRY STORE INC
filed 1994-10-24
CIK 25373

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  __________

                                  FORM 10-K
         (Mark One)
         [x]     Annual Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934 (Fee Required)

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______

        For fiscal year ended                     Commission file number
        July 29, 1994                                     0-7536

                                   __________

                    CRACKER BARREL OLD COUNTRY STORE, INC.
            (Exact name of registrant as specified in its charter)

            Tennessee                                    62-0812904
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

Hartmann Drive,  P.O. Box 787                            37088-0787
Lebanon, Tennessee                                       (Zip code)
(Address of principal
executive offices)
                                  __________

             Registrant's telephone number, including area code:

                                (615)444-5533
                                   __________

         Securities registered pursuant to Section 12(b) of the Act:

                                     None
                                  __________

         Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                               (Par Value $.50)
                                  __________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X     No
                                    ---       ---
The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,337,481,709 as of September 26, 1994.

                                  59,911,166
- - --------------------------------------------------------------------------------
  (Number of shares of common stock outstanding as of September 26, 1994.)

                     Documents Incorporated by Reference

Document from which Portions                       Part of Form 10-K
are Incorporated by Reference                      to which incorporated
- - -----------------------------                      ---------------------
1.  Annual Report to Shareholders                  Items 6, 7 and 8
    for the fiscal year ended
    July 29, 1994

2.  Proxy Statement for Annual                     Part III
    Meeting of Shareholders
    to be held November 22, 1994

                                    PART I

ITEM 1. BUSINESS

      Cracker Barrel Old Country Store, Inc. (the "Company" or "Cracker Barrel") was incorporated in October 1969 under the laws of the State of Tennessee. The Company owns and operates 191 full service "country store" restaurants which are located in the southeast, midwest, mid- atlantic and southwest United States along interstate highways, including 5 stores located at "tourist destinations". These family restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate gift shop area offering a wide variety of items specializing in hand-blown glassware, cast iron cookware, toys and wood crafts as well as various old fashioned candies, jellies and other foods. The Company considers its store operations to constitute an integrated, single line of business.

Operations

      Store Format: The format of each of Cracker Barrel's stores consists of a rustic, country store style building. All stores are free standing buildings with adequate parking facilities and standard landscaping. Store interiors are subdivided into a dining area consisting of approximately 25% of the total interior store space, a gift shop area consisting of approximately 22% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have wood-burning fireplaces and are decorated with antique-style furnishings and other authentic items of the past similar to those used and sold in original old country stores. The kitchen areas contain modern food preparation and storage equipment allowing for extensive flexibility in menu variation and development.

      Products: Cracker Barrel's restaurants offer rural Southern cooking featuring the Company's own recipes. In keeping with the Company's emphasis on authenticity and quality, Cracker Barrel's restaurants prepare menu selections on the premises. The Company's restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Most items may be ordered at any time throughout the day. Breakfast items include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, with prices for a breakfast meal ranging from $1.29 to $6.99. Lunch and dinner items include country ham, catfish, steak, barbecue pork ribs, chicken, vegetable plates, baked potatoes, salads, sandwiches, homemade soups and specialty items such as beef stew with muffins. Lunches and dinners range in price from $2.99 to $10.95. The Company from time to time increases its prices and increased its menu prices approximately 3% in February 1994.

      The gift shops, which are decorated with antique signs, primitive tools and other memorabilia in a turn-of-the-century atmosphere, offer a wide variety of items consisting primarily of hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other foodstuffs. Many of the candy items, smoked bacon, jellies and jams along with other high quality products are sold under the Cracker Barrel Old Country Store brand name.

      Product Merchandising: Cracker Barrel maintains a quality control department which also develops new and improved menu items in response to shifts in customer preferences and changes in supply of ingredients used in the Company's menu items. Company merchandising specialists are involved on a continuing basis in selecting and positioning of merchandise in the gift shop areas. Management believes that the Company has adequate flexibility to meet future shifts in consumer preference on a timely basis.

      Store Management: Store management typically consists of a general manager, four associate managers and a gift shop manager who are responsible for approximately 93 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the pre-tax profits of their store. To assure that individual stores are operated at a high level of quality, the Company emphasizes the selection and training of store managers and has a level of District Management to assist individual store managers.

      The store management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews and background and experience verification, the Company conducts testing which it believes is important in selecting those applicants best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete a 10-week training program conducted at the Company's Lebanon, Tennessee facility. This program allows new managers the opportunity to become familiar with the Company's operations, management objectives, controls and evaluation criteria before assuming management responsibility.

      Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. The Company purchases the majority of its food products and restaurant supplies on a cost-plus basis through a distributor in Lebanon, Tennessee. The distributor is responsible for placing food orders and warehousing and delivering food products to the Company's stores. Certain perishable food items are purchased locally by the Company's stores.

      The majority of gift shop items are purchased directly by Cracker Barrel, warehoused at its Lebanon warehouse and shipped to the stores.

      The single food category accounting for the largest share (approximately 21%) of the Company's food purchasing expense is pork. The single food item within the pork category accounting for the largest share (approximately 5%) of the Company's food purchasing expense is country ham. The Company presently purchases its pork food items through twelve vendors and its country ham through three vendors. Should any pork items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

      Quality, Cost and Inventory Controls: Costs are monitored by management to determine if any material variances in food cost or operating expenses have occurred. The Company's computer system is used to analyze store operating information by providing management reports for continual monitoring of sales mix and detailed operational cost data. This system is also used in the development of budget analyses and planning.

      Marketing: New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume. To effectively reach consumers in the primary trade area for each Cracker Barrel store and also interstate travelers and tourists, outdoor advertising is the primary advertising media utilized, accounting for approximately 54% of advertising expenditures. Advertising costs are approximately 2% of annual sales.

      Seasonal Aspects: The profits of the Company historically have been lower in the Company's second fiscal quarter than its first and third, while profits of the Company historically have been highest in the Company's fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months.

      Working Capital: Since substantially all sales in the restaurant industry are for cash, the Company, like most other restaurant companies, is able and may from time to time operate with a negative working capital. Inventories are generally financed from normal trade credit aided by rapid turnover of the restaurant inventory.

Expansion

      The Company's primary customer is the interstate traveler. Therefore, the Company's major emphasis in the opening of new stores will continue to be locating stores at interstate highway locations. In addition, specific major tourist destinations will be targeted as potential locations for new units.

      The Company opened thirty new stores in fiscal 1994. Five of the stores are located on Interstate 35 in Round Rock, Texas, Norman, Oklahoma, Liberty, Missouri, Lakeville, Minnesota, and Lacy Lakeview, Texas; three are on Interstate 75 in Flint, Michigan, Gainesville, Florida, and Middletown, Ohio; three are located on Interstate 80 in Austintown, Ohio, Davenport, Iowa, and Tinley Park, Illinois; two are located on Interstate 10 in Baytown, Texas and Lafayette, Louisiana; two are on Interstate 40 in Knoxville, Tennessee and Oklahoma City, Oklahoma; there is one store each on Interstate 4 in Sanford, Florida, U.S. Highway 17 in North Myrtle Beach, South Carolina, Interstate 20 in Augusta, Georgia, U.S. Highway 41 in Germantown, Wisconsin, Interstate 44 in Joplin, Missouri, Interstate 55 in Horn Lake, Mississippi, Interstate 64 in Newport News, Virginia, Interstate 70 in Columbus, Ohio, Interstate 77 in Akron, Ohio, Interstate 81 in Winchester, Virginia, Interstate 94 in Battle Creek, Michigan, Interstate 96 in Walker, Michigan, Interstate 470 in Topeka, Kansas, Interstate 635 in Mesquite, Texas and Interstate 694 in Brooklyn Center, Minnesota.

      The Company plans to open thirty-six new stores by the end of fiscal 1995. Nine of the stores are already open; there is one each on Interstate 70 in Independence, Missouri, Interstate 35 in Lewisville, Texas, Interstate 45 in League City, Texas, Interstate 83 in York, Pennsyvania, Interstate 24 in Chattanooga, Tennessee, Interstate 4 in Lakeland, Florida, Interstate 494 in Woodbury, Minnesota, Interstate 88 in Napierville, Illinois and Interstate 10 in Pensacola, Florida.

      Prior to committing to a new location, the Company performs extensive reviews of various available sites, gathering approximate cost, demographic and traffic data. The Company utilizes in-house engineers to consult on architectural plans, to develop engineering plans and to oversee new construction. The Company is currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

      It is the Company's preference to own its restaurants. The Company presently owns 174 of its 191 stores. Currently, average cost for a new store is approximately $600,000 for land and $1,800,000 for site work, building and equipment. The current store size is approximately 9,700 square feet with 176 seats in the restaurant.

Employees

      As of July 29, 1994, Cracker Barrel employed 21,796 people, of whom 127 were in advisory and supervisory capacities, 1,121 were in store management positions and 12 were officers of the Company. Most of the restaurant personnel are employed on a full-time basis. The Company has an incentive plan for its hourly employees which is intended to lower turnover and to increase productivity by providing a defined career path through testing and ranking of employees. The Company's employees are not represented by any union, and management considers its employee relations to be good.

Competition

      The restaurant business is highly competitive and is often affected by changes in the taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. The principal basis of competition in the industry is the quality and price of the food products offered. Site selection, quality and speed of service, advertising and the attractiveness of facilities are also important.

      There are a large number of restaurants catering to the public, including several franchised operations in the family segment of the restaurant industry, which are substantially larger and have greater financial and marketing resources than those of the Company and which compete directly and indirectly in all areas in which the Company operates.

Trademarks

      The Company owns certain registered copyrights, patents and trademarks relating to the name "Cracker Barrel Old Country Store," its logo, menu, design of building, and other aspects of its operations. The Company believes that the use of this name has some value in maintaining the atmosphere and public acceptance of its mode of operations.

Research and Development

      While research and development are important to the Company, these expenditures have not been material.

Compliance With Environmental Protection Requirements

      Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment should have no material effect upon capital expenditures, earnings, or the competitive position of the Company.

ITEM 2. PROPERTIES

      The Company's present corporate headquarters and warehouse facilities are situated on approximately 120 acres of land owned by the Company in Lebanon, Tennessee.

      In addition to the corporate facilities, the Company owns or leases the following properties:


State                        Owned               Leased
- - -----                   -----------------   ----------------
                        Land    Buildings   Land   Buildings
                        ----    ---------   ----   ---------
Tennessee                25        27         8        5
Georgia                  17        17         2        2
Florida                  17        17         -        -
Indiana                  14        13         -        -
Ohio                     12        12         1        -
Illinois                 12        12         1        -
Texas                    12         8         -        -
Kentucky                  9         9         2        2
North Carolina            9         9         1        -
South Carolina            7         8         2        1
Missouri                  9         9         -        -
Virginia                  8         7         -        -
Michigan                  8         5         -        -
Alabama                   5         5         1        1
Wisconsin                 6         5         -        -
Minnesota                 4         3         -        -
Louisiana                 3         3         -        -
Mississippi               3         3         -        -
Oklahoma                  2         2         -        -
West Virginia             2         2         -        -
Iowa                      2         2         -        -
Pennsylvania              1         1         -        -
Kansas                    1         1         -        -


     See "Business-Operations" and "Business-Expansion" for additional information on the Company's stores.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.


Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of September 26, 1994:

Name                  Age            Position with Registrant
- - ----                  ---            ------------------------
Dan W. Evins          59             Chairman of the Board,
                                     President & Chief Executive Officer

Jimmie D. White       53             Senior Vice President,
                                     Finance & Chief Financial Officer

Reginald M. Mudd      41             Senior Vice President
                                     Operations & Chief Operations Officer

Michael D. Adkins     39             Vice President, Restaurant Operations

Richard G. Parsons    42             Vice President, Merchandising

Donald G. Kravitz     58             Vice President, Development

Mark W. Tanzer        37             Vice President, Product Development

Frank J. McAvoy, Jr.  46             Vice President, Operations Services

O. E. Philpot         60             Vice President, Marketing

Mattie H. Hankins     54             Vice President & Comptroller



     As of the end of fiscal 1994, no executive officer had been employed less than five years.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Since the initial public offering of the Company's common stock in November 1981, the Company's common stock has been traded on The Nasdaq Stock Market (National Market) with the symbol CBRL. There were 15,667 shareholders of record as of September 26, 1994.

     The following table indicates the high and low sales prices of the Company's common stock as reported on The Nasdaq Stock Market (National Market) during the periods indicated.

         Fiscal Year 1994 Prices    Fiscal Year 1993 Prices
         -----------------------    -----------------------

Quarter       High      Low             High        Low
- - -------       ----      ---             ----        ---
First       $29.25    $22.50          $27.33     $20.83
Second       29.75     24.50           30.67      26.67
Third        29.13     25.00           31.00      24.75
Fourth       28.00     21.25           34.25      24.50

     In September 1983 the Board of Directors of the Company initiated a policy of declaring dividends on a quarterly basis. Prior to such date the Board followed a policy of declaring annual dividends during the first fiscal quarter. Quarterly dividends of $.00417 per share were paid for the first two quarters of fiscal 1993. Dividends of $.00500 per share were paid for the last two quarters of fiscal 1993 and all four quarters of fiscal 1994. The Company forsees paying comparable cash dividends per share in the future.

     The stock prices and dividends per share have been adjusted to reflect the three-for-two stock split in the form of 50% stock dividends distributed to stockholders on March 19, 1993.

     The covenants relating to the $30,000,000 of 9.53% Senior Notes restrict the payment of cash dividends and the purchase of treasury stock. Retained earnings not restricted under the covenants were approximately $260,000,000 at July 29, 1994.


ITEM 6.  SELECTED FINANCIAL DATA

     The table "Selected Financial Data" on page 17 of the Company's Annual Report to Shareholders for the year ended July 29, 1994 (the "1994 Annual Report") is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following portions of the 1994 Annual Report are incorporated herein by reference:

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following portions of the 1994 Annual Report are incorporated herein by reference:

     Financial Statements and Independent Auditors' Report on pages 20 through 30.

     Quarterly Financial Data (Unaudited) on page 29.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement"). The information required by this item with respect to executive officers of the Company is set forth in
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the Company's 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's 1994 Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  List of documents filed as part of this report:

    1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 20 through 30 of the 1994 Annual Report are incorporated herein by reference:

        Independent Auditor's Report dated September 7, 1994

        Balance Sheets as of July 29, 1994 and July 30, 1993

        Statements of Income for each of the three fiscal years ended July 29, 1994, July 30, 1993 and July 31, 1992

        Statements of Changes in Stockholders' Equity for each of the three fiscal years ended July 29, 1994, July 30, 1993 and July 31, 1992

        Statements of Cash Flows for each of the three fiscal years ended July 29, 1994, July 30, 1993 and July 31, 1992

        Notes to Financial Statements

    2.  The following supplemental schedules as of July 29, 1994, July
        30, 1993 and July 31, 1992 and for each of the three fiscal years ended July 29, 1994, July 30, 1993 and July 31, 1992 are included as required by Item 8 of Form 10-K.

        Schedule I        Short-term and Long-term Investments

        Schedule V        Property and Equipment

        Schedule VI Accumulated Depreciation and Amortization of Property and Equipment

        Schedule X        Supplementary Income Statement Information

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

    3. The exhibits listed in the accompanying Index to Exhibits on page 18 are filed as part of this annual report

B.  Reports on Form 8-K:

    There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended July 29, 1994.

                          INDEPENDENT AUDITORS' REPORT




Cracker Barrel Old Country Store, Inc.:

We have audited the financial statements of Cracker Barrel Old Country
Store, Inc. (the "Company") as of July 29, 1994 and July 30, 1993, and for each of the three fiscal years in the period ended July 29, 1994, and have issued our report thereon dated September 7, 1994; such financial statements and report are included in your 1994 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Cracker Barrel Old Country Store, Inc., listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Nashville, Tennessee

September 7, 1994

CRACKER BARREL OLD COUNTRY STORE, INC.                SUPPLEMENTAL SCHEDULE I


SHORT-TERM AND LONG-TERM INVESTMENTS


                                                                 JULY 29, 1994
                                             --------------------------------------------------------

                                                                               Market       Carrying
Name of Issuer                                  Principal        Cost          Value         Value
- - --------------                                  ---------        ----          ------        -----
US Government & Agencies                      $ 6,000,000   $ 6,496,261    $ 6,168,750  $ 6,219,429
State Governments & Agencies                    3,930,000     3,939,618      3,931,604    3,932,644
City & County Governments & Agencies:
  Tennessee:
     Clarksville, TN Pub Bldg Auth
      Ser 1994                                  5,000,000     5,000,000      5,000,000    5,000,000
     Nashville, TN David Lipscomb Univ IDB      2,455,000     2,455,000      2,455,000    2,455,000
     Nashville, TN Water & Sewer Rev Ref        2,775,000     3,019,486      2,897,037    2,900,929
     Nashville, TN Health & Educ Rev Ref        1,500,000     1,500,000      1,493,295    1,500,000
     Memphis, TN Sanit & Sewer System
      Rev Ref                                   1,000,000     1,000,670        999,190    1,000,082
     Memphis/Shelby Co, TN Airport Rev Ref        660,000       660,000        659,525      660,000
     Nashville, TN Pre-ref Convention Ctr         575,000       611,754        603,992      608,046
     Kingsport, TN Ref Rev & Tax Water            500,000       500,000        500,000      500,000
     Knox Co, TN G/O Scheduled Bonds              365,000       378,096        373,935      375,702
     Murfreesboro, TN G/O Refunding               200,000       199,482        199,674      199,828
     Maury Co, TN Health & Educ Fac Board         100,000       100,000        100,000      100,000
  California                                    9,000,000     9,000,000      9,000,000    9,000,000
  Ohio                                          2,500,000     2,500,000      2,500,000    2,500,000
  Texas                                         1,445,000     1,519,188      1,488,244    1,495,589
  Minnesota                                       600,000       657,279        622,530      623,173
  Washington, D.C.                                300,000       324,483        312,084      311,945
Auction Preferred Stock:
     Muni Partners Fund II Inc ARP Ser M        4,800,000     4,800,000      4,800,000    4,800,000
     Muni Partners Fund AP Ser M                3,500,000     3,500,000      3,500,000    3,500,000
     Van Kampen Merritt Tr Inv Grade PA         3,000,000     3,000,000      3,000,000    3,000,000
     Municipal Premium Income Tr Ser C          2,000,000     2,000,000      2,000,000    2,000,000
     Van Kampen Merritt Municipal Tr Ser C      2,000,000     2,000,000      2,000,000    2,000,000
     Intercapital Insured Muni Tr II Ser       22,000,000     2,000,000      2,000,000    2,000,000
     Van Kampen Mer Tr Inv Grade Muni Pfd B       750,000       750,000        750,000      750,000
     Muniyield Pennsylvania Insured Fund          400,000       400,000        400,000      400,000
     Nuveen Premier Insured Muni Inc Fd
      Ser Th                                       50,000        50,000         50,000       50,000
Commercial Paper                                7,592,500     7,781,762      7,626,879    7,648,452
                                              -----------   -----------    -----------  -----------

Total Short-Term Investments                  $64,997,500   $66,143,079    $65,431,739  $65,530,819
                                              ===========   ===========    ===========  ===========


US Government & Agencies                      $11,757,000   $12,670,270    $12,017,701  $12,289,434
City & County Governments & Agencies              305,000       325,578        313,702      316,713
Commercial Paper                                2,961,000     3,161,705      3,023,645    3,084,652
                                              -----------   -----------    -----------  -----------

Total Long-Term Investments                   $15,023,000   $16,157,553    $15,355,048  $15,690,799
                                              ===========   ===========    ===========  ===========

CRACKER BARREL OLD COUNTRY STORE, INC.                   SUPPLEMENTAL SCHEDULE V



PROPERTY AND EQUIPMENT


                                               Balance at                                                           Balance
                                               Beginning         Additions                                          at end
                                                 of Year          at Cost       Retirements       Changes           of Year
YEAR ENDED JULY 29, 1994:
Land                                         $ 83,971,175       $ 23,491,342    $  484,982    $     23,129       $107,000,664
Buildings & improvements                      153,237,487         28,787,737       655,264      20,456,432        201,826,392
Buildings under capital leases                  3,289,285                 --            --              --          3,289,285
Restaurant & other equipment                   89,272,873         23,891,360     3,065,708       4,535,471        114,633,996
Leasehold improvements                          7,572,204          2,059,480       167,177              --          9,464,507
Construction in progress                       25,244,569         23,715,004        24,904     (25,015,032)        23,919,637
                                             ------------       ------------    ----------    ------------       ------------

TOTAL                                        $362,587,593       $101,944,923    $4,398,035    $          0       $460,134,481
                                             ============       ============    ==========    ============       ============

YEAR ENDED JULY 30, 1993:
Land                                         $ 66,793,234       $ 17,178,949    $    1,008    $         --       $ 83,971,175
Buildings & improvements                      119,213,360         25,350,582        63,653       8,737,198        153,237,487
Buildings under capital leases                  3,289,285                 --            --              --          3,289,285
Restaurant & other equipment                   71,662,633         16,229,384     3,053,587       4,434,443         89,272,873
Leasehold improvements                          6,394,972          1,366,561       209,229          19,900          7,572,204
Construction in progress                       13,573,083         24,868,039         5,012     (13,191,541)        25,244,569
                                             ------------       ------------    ----------    ------------       ------------

TOTAL                                        $280,926,567       $ 84,993,515    $3,332,489    $          0       $362,587,593
                                             ============       ============    ==========    ============       ============

YEAR ENDED JULY 31, 1992:
Land                                         $ 48,310,450       $ 18,662,379    $  183,556    $      3,961       $ 66,793,234
Buildings & improvements                       88,123,466         21,425,477       212,796       9,877,213        119,213,360
Buildings under capital leases                  3,503,390                 --       214,105              --          3,289,285
Restaurant & other equipment                   56,163,710         16,561,606     3,486,511       2,423,828         71,662,633
Leasehold improvements                          4,841,856          1,375,061       145,624         323,679          6,394,972
Construction in progress                       12,799,657         13,484,483        82,376     (12,628,681)        13,573,083
                                             ------------      -------------    ----------    ------------       ------------

TOTAL                                        $213,742,529       $ 71,509,006    $4,324,968    $          0       $280,926,567
                                             ============       ============    ==========    ============       ============

CRACKER BARREL OLD COUNTRY STORE, INC.                  SUPPLEMENTAL SCHEDULE VI



ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

                                                 Additions
                                Balance at      Charged To                                  Balance
                                Beginning        Costs And                                  at end
                                 of Year         Expenses     Retirements    Changes        of Year
YEAR ENDED JULY 29, 1994:
Buildings & improvements       $15,870,111     $ 5,211,501   $  212,873             --    $20,868,739
Buildings under capital leases   2,162,579         125,650           --             --      2,288,229
Restaurant & other equipment    37,724,426      14,732,326    2,838,502             --     49,618,250
Leasehold improvements            ,234,611         331,924       67,077             --      1,399,458
                               -----------     -----------   ----------      ---------    -----------

TOTAL                          $56,991,727     $20,401,401   $3,218,452              -    $74,174,676
                               ===========     ===========   ==========      =========    ===========

YEAR ENDED JULY 30, 1993:
Buildings & improvements       $11,885,571     $ 3,985,188   $      648             --    $15,870,111
Buildings under capital leases   2,011,981         150,598          --              --      2,162,579
Restaurant & other equipment    29,230,610      11,369,973    2,876,157             --     37,724,426
Leasehold improvements           1,104,482         296,722      166,593             --      1,234,611
                               -----------     -----------   ----------      ---------    -----------

TOTAL                          $44,232,644     $15,802,481   $3,043,398             --    $56,991,727
                               ===========     ===========   ==========      =========    ===========

YEAR ENDED JULY 31, 1992:
Buildings & improvements       $ 9,002,036     $ 3,049,089   $  165,554             --    $11,885,571
Buildings under capital leases   2,050,898         175,188      214,105             --      2,011,981
Restaurant & other equipment    23,031,167       9,015,377    2,815,934             --     29,230,610
Leasehold improvements             989,399         257,392      142,309             --      1,104,482
                               -----------     -----------   ----------      ---------    -----------

TOTAL                          $35,073,500     $12,497,046   $3,337,902             --    $44,232,644
                               ===========     ===========   ==========      =========    ===========

CRACKER BARREL OLD COUNTRY STORE, INC.                  SUPPLEMENTAL SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                      Charged to Cost and Expenses
                                            For Fiscal Year
                                -----------------------------------------

                                    1994            1993             1992
                                    ----            ----             ----
Maintenance and repairs        $ 8,644,741       $6,726,884       $5,090,681

Advertising costs (A)          $12,212,528       $9,955,902       $7,873,082


All other supplemental income statement information is not required under the related instructions or is not applicable and therefore has been omitted.

(A) Advertising costs include sign rentals for outdoor advertising.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CRACKER BARREL OLD COUNTRY STORE, INC.


By:  /s/D.W. Evins                     By: /s/Mattie H. Hankins
     ------------------------------        ------------------------------
     D. W. Evins                           Mattie H. Hankins
     President, CEO                        Vice President & Comptroller
     (Principal Executive Officer)


By:  /s/Jimmie D. White
     ------------------------------
     Jimmie D. White
     Senior Vice President, Finance
     (Principal Financial Officer)

Date:  October 24, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.


/s/James C. Bradshaw, M.D.
- - ---------------------------------      ----------------------------------
James C. Bradshaw, M.D., Director      Charles T. Lowe, Jr., Director


                                       /s/B.F. Lowery
- - ---------------------------------      ----------------------------------
Robert V. Dale, Director               B. F. Lowery, Director


/s/Dan W. Evins                        /s/Gordon L. Miller
- - ---------------------------------      ----------------------------------
Dan W. Evins, Director                 Gordon L. Miller, Director



- - ---------------------------------      ----------------------------------
Edgar W. Evins, Director               Martha M. Mitchell, Director



- - ---------------------------------      ----------------------------------
William D. Heydel, Director            James H. Stewart, Director


/s/Robert C. Hilton                    /s/Jimmie D. White
- - ---------------------------------      ----------------------------------
Robert C. Hilton, Director             Jimmie D. White, Director


/s/Charles E. Jones, Jr.
- - ---------------------------------
Charles E. Jones, Jr., Director

                               INDEX TO EXHIBITS


Exhibit

3(a)   Charter (6)

3(b)   Bylaws(1)

4(a) Note Agreement dated as of January 1, 1991, relating to $30,000,000 of 9.53% Senior Notes (4)

10(a) Credit Agreement dated January 28, 1991, between the Company and Wachovia Bank and Trust Company, N.A. (4)

10(b)  Lease dated August 27, 1981 for lease of
       Clarksville, Tennessee, and Macon, Georgia, stores between B. F. Lowery, general counsel and a director, and the Company (2)

10(c)  The Company's Incentive Stock Option Plan of
       1982, as amended (3)

10(d) The Company's 1987 Stock Option Plan, as amended (6)

10(e)  The Company's Non-Employee Director's Stock
       Option Plan, as amended (5)

10(f)  The Company's Executive Employment Agreement
       (3)

13     Pertinent portions, incorporated by reference herein, of the Company's
       1994 Annual Report to Shareholders

22     Definitive Proxy Materials

23     Consent of Deloitte & Touche LLP

27     Financial Data Schedule (For SEC use only)

(1)   Incorporated by reference to the Company's
      Registration Statement on Form S-2 under the
      Securities Act of 1933 (File No. 2-82257).

(2)   Incorporated by reference to the Company's
      Registration Statement on Form S-7 under the
      Securitites Act of 1933 (File No. 2-74266).

(3)   Incorporated by reference to the Company's Annual
      Report on Form 10-K under the Securities Exchange
      Act of 1934 for the fiscal year ended July 28, 1989
      (File No. 0-7536).

(4)   Incorporated by reference to the Company's
      Registration Statement on Form S-3 under the
      Securities Act of 1933 (File No. 33-38989).

(5)   Incorporated by reference to the Company's Annual
      Report on Form 10-K under the Securities Exchange
      Act of 1934 for the fiscal year ended August 2, 1991
      (File No. 0-7536).

(6)   Incorporated by reference to the Company's
      Registration Statement on Form S-8 under the
      Securities Act of 1933 (File No. 33-45482).