Form 10-Q
period 1994-10-28
CRACKER BARREL OLD COUNTRY STORE INC
filed 1994-12-09
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 1994

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

     Yes X     No_


                54,915,056 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements
        --------------------
CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------
                                    (Unaudited)        (Audited)
CONDENSED BALANCE SHEETS            October 28,         July 29,
- ------------------------               1994               1994
                                       ----               ----
ASSETS
- ------
Cash and cash equivalents          $  3,974,309      $ 13,050,523
Short-term investments               59,030,747        65,530,819
Accounts receivable                   2,811,672         2,993,735
Inventories                          50,654,021        41,989,546
Prepaid expenses                        405,631         1,094,862
Deferred income taxes                 3,220,016         3,220,016
                                   ------------      ------------
Total current assets                120,096,396       127,879,501
                                   ------------      ------------
Property and equipment              489,375,694       460,134,481
Accumulated depreciation and
     amortization                    80,597,967        74,174,676
                                   ------------      ------------
Property and equipment-net          408,777,727       385,959,805
                                   ------------      ------------
Long-term investments                15,439,091        15,690,799
                                   ------------      ------------
Other assets                            575,468           533,622
                                   ------------      ------------

Total assets                       $544,888,682      $530,063,727
                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Accounts payable                   $ 23,643,460      $ 25,766,024
Other current liabilities            42,886,521        41,391,982
                                   ------------      ------------
Total current liabilities            66,529,981        67,158,006
                                   ------------      ------------
Long-term debt                       23,500,000        23,500,000
                                   ------------      ------------
Capital lease obligations             1,685,174         1,708,619
                                   ------------      ------------
Deferred income taxes                 7,851,185         7,851,185
                                   ------------      ------------
Stockholders' equity:
     Common stock                    29,956,127        29,950,658
     Capital in excess of
       par value                    194,244,644       194,073,393
     Retained earnings              221,121,571       205,821,866
                                   ------------      ------------

Total stockholders' equity          445,322,342       429,845,917
                                   ------------      ------------

Total liabilities and
     stockholders' equity          $544,888,682      $530,063,727
                                   ============      ============



Note: The balance sheet as of July 29, 1994 has been taken from the audited financial statements at that date, and condensed.

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------

                                       For the Quarters Ended
                                       ----------------------
                                    October 28,       October 29,
                                       1994              1993
                                       ----              ----
Net sales                          $184,947,701      $152,498,897
Cost of goods sold                   61,389,938        50,393,300
                                   ------------      ------------
Gross profit on sales               123,557,763       102,105,597
                                   ------------      ------------
Expenses:
     Store operations                87,929,409        71,770,119
     General and administrative      11,462,938         9,310,348
                                   ------------      ------------
     Total expenses                  99,392,347        81,080,467
                                   ------------      ------------
Operating income                     24,165,416        21,025,130
Interest expense                        244,959           622,182
Interest income                         879,680         1,053,513
                                   ------------      ------------
Income before income taxes and
  cumulative effect of change
  in accounting principle            24,800,137        21,456,461
Provision for income taxes            9,200,851         8,089,086
                                   ------------      ------------
Income before cumulative effect
  of change in accounting principle  15,599,286        13,367,375
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --           988,262
                                   ------------      ------------
Net income                         $ 15,599,286      $ 14,355,637
                                   ============      ============
Earnings before cumulative
  effect of change in accounting
  principle                        $        .26      $        .22
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --               .02
                                   ------------      ------------
Earnings per share                 $        .26      $        .24
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,592,156        60,460,208
                                   ============      ============

Dividends per common share         $     .00500      $     .00500
                                   ============      ============


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ----------------------------------------------
                                                  For the Quarters Ended
                                                  ----------------------
                                               October 28,       October 29,
                                                  1994              1993
                                                  ----              ----
Cash flows from operating activities:
  Net income                                  $15,599,286        $14,355,637
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                    6,469,656          5,069,697
     Loss(gain) on disposition of property
      and equipment                                94,265            (16,306)
     Increase in inventories                   (8,664,475)        (7,116,613)
     (Increase) decrease in other assets          (41,846)            41,490
     (Decrease) increase in accounts payable   (2,122,564)           190,558
     Increase in other current assets
      and liabilities                           2,365,833          4,679,001
     (Decrease) in deferred income taxes               --           (938,262)
                                              -----------        -----------
  Net cash provided by operating activities    13,700,155         16,265,202
                                              -----------        -----------
Cash flows from investing activities:
  Decrease(increase) in short-term and
   long-term investments                        6,751,780         (6,868,216)
  Purchase of property and equipment          (29,404,958)       (26,051,278)
  Proceeds from sale of property and
   equipment                                       23,115             53,479
                                              -----------        -----------
  Net cash used in investing activities       (22,630,063)       (32,866,015)
                                              -----------        -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options         176,720            413,543
  Principal payments under long-term debt
   and capital lease obligations                  (23,445)           (24,739)
  Dividends on common stock                      (299,581)          (297,913)
                                              -----------        -----------
  Net cash (used in) provided by
   financing activities                          (146,306)            90,891
                                              -----------        -----------
Net decrease in cash and cash
  equivalents                                  (9,076,214)       (16,509,922)
Cash and cash equivalents,
  beginning of year                            13,050,523         38,552,111
                                              -----------        -----------
Cash and cash equivalents,
  end of quarter                              $ 3,974,309        $22,042,189
                                              ===========        ===========

Supplemental disclosures of cash flow
  information:
  Cash paid during the quarter for:
   Interest                                   $    11,603        $   341,924
   Income taxes                                 5,235,866          2,361,899


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ---------------------------------------

1. Condensed Financial Statements
   ------------------------------

  The condensed balance sheet as of October 28, 1994 and the related condensed statements of income and cash flows for the quarters ended October 28, 1994 and October 29, 1993, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 29, 1994.

  Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

  The provision for income taxes for the quarter ended October 28, 1994 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.1%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income and targeted jobs tax credits and non-taxable interest income.

3.  Seasonality
    -----------

  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended October 28, 1994 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
- ---------------------

  The following table highlights operating results for the first quarter of fiscal 1995 as compared to the fiscal 1994 first quarter:


                             Relationship to Net Sales
                                  Quarters Ended            Period to Period
                             10/28/94         10/29/93     Increase(Decrease)
                             --------         --------     ------------------
Net sales:
  Restaurant                    78.6%             79.1%            21%
  Gift shop                     21.4%             20.9%            24%
                               ------            ------

     Total sales               100.0%            100.0%            21%

Cost of goods sold              33.2%             33.0%            22%

Expenses:
  Store operations              47.5%             47.1%            23%
  General and administrative     6.2%              6.1%            23%
                               ------            ------

     Total expenses             53.7%             53.2%            23%

Operating income                13.1%             13.8%            15%
Interest expense                  .1%               .4%           (61%)
Interest income                   .5%               .7%           (17%)

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     13.4%             14.1%            16%
Provision for income taxes       5.0%              5.3%            14%
Income before cumulative effect
  of change in accounting
  principle                      8.4%              8.8%            17%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes      --               .6%          (100%)

Net income                       8.4%              9.4%             9%



                              Same Store Sales Analysis
                               152 Store Average ($000)
                              -------------------------

Restaurant                    $778.6            $758.7              3%
Gift shop                      210.0             199.8              5%
                              ------            ------

Restaurant & gift shop        $988.6            $958.5              3%
                              ======            ======

  Net sales for the first quarter of fiscal 1995 increased 21% over last year's first quarter. Same store restaurant sales increased 2.6%, including a 3.3% menu price increase. Same store gift shop sales increased 5.1%. Total same store sales (restaurant and gift shop) increased 3.1%. Sales from new stores accounted for the remainder of the increase.

  Cost of goods sold as a percentage of net sales was 33.2% this year compared to 33.0% in the first quarter of last year. Cost of goods sold as a percentage of sales increased from the first quarter last year primarily due to an increase in the sales mix of gift shop items from 20.9% last year to 21.4% this year. These items carry a higher cost of goods, and therefore, caused total cost of goods sold as a percentage of net sales to increase.

  Total operating expenses as a percentage of net sales were 53.7% this year compared to 53.2% in the first quarter of last year. The primary reason for the increase in store operating expenses as a percent of net sales was an increase in labor costs due to the higher costs to hire and retain employees in certain markets as a result of low unemployment rates. General and administrative expenses as a percentage of net sales increased primarily due to increased costs involved with our management training program.

  Interest expense decreased to $244,959 for the quarter ended October 28, 1994 from $622,182 in the same quarter a year ago. The decrease was due to lower average debt outstanding during the quarter ended October 28, 1994. Interest income decreased to $879,680 in this year's first quarter from $1,053,513 a year ago. The primary reason for the decrease in interest income was lower average funds available for investment, which was partially offset by higher interest rates in fiscal 1995.

Liquidity and Capital Resources
- -------------------------------

  The Company's operating activities provided net cash of $13.7 million in the first quarter of fiscal 1995. Net income adjusted by depreciation and amortization provided most of the cash. Increases in inventories and decreases in accounts payable were partially offset by increases in other current assets and liabilities.

  Capital expenditures were $29.4 million in the first quarter of fiscal 1995. Land purchases and cost of new stores accounted for substantially all of these expenditures, except for $1.7 million for the renovation of the old gift shop warehouse into office space.

  The Company's internally generated cash and short-term investments were sufficient to finance all of its growth in the first quarter of fiscal 1995.

  The Company estimates that its capital expenditures for fiscal 1995 will be approximately $120 million, substantially all of which will be land purchases and cost of new stores, except for $6 million relating to the renovation of the old gift shop warehouse into office space. Management believes that cash and short-term and long-term investments at October 28, 1994, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1995 and its expansion plans through fiscal 1997. Presently the Company has an unused revolving credit line of $15 million.

INDEPENDENT ACCOUNTANTS' REPORT


Cracker Barrel Old Country Store, Inc.

We have made a review of the condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of October 28, 1994, and the related condensed statements of income and cash flows for the three-month periods ended October 28, 1994 and October 29, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cracker Barrel Old Country Store, Inc. as of July 29, 1994, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 7, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 29, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Deloitte & Touche LLP

Nashville, Tennessee
December 6, 1994

                                PART II


Item 1.  Legal Proceedings
         -----------------
             None.


Item 2.  Changes in Securities
         ---------------------
             None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------
             None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         A. The annual meeting of shareholders was held November 22, 1994.

         B. Election of Directors - The following represents directors whose terms of offices continued after the meeting: James
             C. Bradshaw, Robert V. Dale, Dan W. Evins, Edgar W. Evins, William D. Heydel, Robert C. Hilton, Charles E. Jones, Jr., Charles T. Lowe, Jr., B. F. Lowery, Gordon L. Miller, Martha M. Mitchell, James H. Stewart and Jimmie D. White. There were no new directors elected at this meeting.

         C.  Other matters:

             Proposal 2 - Approval of appointment of auditors. This proposal was to approve the selection of Deloitte & Touche LLP as the Company's independent auditors for the 1995 fiscal year.

                 Affirmative votes cast    44,709,583
                                           ----------
                 Negative votes cast          723,599
                                           ----------
                 Votes cast to abstain        433,058
                                           ----------

             Proposal 3 - Shareholder proposal. This shareholder proposal requested the Board of Directors to consider and take action on a proposal of the New York City Employees' Retirement System to amend the Company's employment policies to include language relating gay and lesbian sexual preferences.

                 Affirmative votes cast     4,380,978
                                           ----------
                 Negative votes cast       24,896,268
                                           ----------
                 Votes cast to abstain      1,988,423
                                           ----------
                 Broker non-votes          14,600,571
                                           ----------

             Proposal 4 - Shareholder proposal. This shareholder proposal requested the Board of Directors to consider and take action on a proposal of a certain shareholder, relating to the expansion of the Board of Directors to reflect the varied races, genders and sexual orientations of shareholders.

                 Affirmative votes cast     2,543,437
                                           ----------
                 Negative votes cast       27,788,844
                                           ----------
                 Votes cast to abstain        933,388
                                           ----------
                 Broker non-votes          14,600,571
                                           ----------
         D.  None.

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





             CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  12/9/94      By/s/Jimmie D. White
       -------        ----------------------------------------
                      Jimmie D. White, Chief Financial Officer




Date:  12/9/94      By/s/Patrick A. Scruggs
       -------        ----------------------------------------
                      Patrick A. Scruggs, Assistant Treasurer

December 6, 1994



Cracker Barrel Old Country Store, Inc.
305 Hartmann Drive
Lebanon, TN  37087

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the three-month periods ended October 28, 1994 and October 29, 1993, as indicated in our report dated December 6, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 28, 1994, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567 and 33-45482 on Forms S-8 and Registration
Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Deloitte & Touche LLP
Nashville, Tennessee