Form 10-Q
period 1995-01-27
CRACKER BARREL OLD COUNTRY STORE INC
filed 1995-03-10
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 27, 1995

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

     Yes X     No_


                59,945,261 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements
        --------------------

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------
                                    (Unaudited)         (Audited)
CONDENSED BALANCE SHEETS            January 27,          July 29,
- ------------------------               1995                1994
                                       ----                ----
ASSETS
- ------
Cash and cash equivalents          $  7,150,552      $ 13,050,523
Short-term investments               42,665,158        65,530,819
Receivables                           1,766,331         2,993,735
Inventories                          42,204,183        41,989,546
Prepaid expenses                        531,776         1,094,862
Deferred income taxes                 3,220,016         3,220,016
                                   ------------      ------------

Total current assets                 97,538,016       127,879,501
                                   ------------      ------------

Property and equipment              518,348,535       460,134,481
Accumulated depreciation and
     amortization                    87,381,922        74,174,676
                                   ------------      ------------

Property and equipment-net          430,966,613       385,959,805
                                   ------------      ------------
Long-term investments                14,374,629        15,690,799
                                   ------------      ------------
Other assets                            589,802           533,622
                                   ------------      ------------

Total assets                       $543,469,060      $530,063,727
                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Accounts payable                   $ 21,938,043      $ 25,766,024
Other current liabilities            34,999,799        41,391,982
                                   ------------      ------------

Total current liabilities            56,937,842        67,158,006
                                   ------------      ------------
Long-term debt                       19,500,000        23,500,000
                                   ------------      ------------
Capital lease obligations             1,661,728         1,708,619
                                   ------------      ------------
Deferred income taxes                 7,851,185         7,851,185
                                   ------------      ------------
Stockholders' equity:
     Common stock                    29,961,403        29,950,658
     Additional paid-in
       capital                      194,412,405       194,073,393
     Retained earnings              233,144,497       205,821,866
                                   ------------      ------------

Total stockholders' equity          457,518,305       429,845,917
                                   ------------      ------------

Total liabilities and
     stockholders' equity          $543,469,060      $530,063,727
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

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------

                                       For the Quarters Ended
                                       ----------------------
                                    January 27,       January 28,
                                       1995              1994
                                       ----              ----

Net sales                          $188,622,981      $150,831,678
Cost of goods sold                   68,149,041        54,056,184
                                   ------------      ------------

Gross profit on sales               120,473,940        96,775,494
                                   ------------      ------------

Expenses:
     Store operations                90,003,682        71,748,488
     General and administrative      11,470,360         9,256,389
                                   ------------      ------------

     Total expenses                 101,474,042        81,004,877
                                   ------------      ------------

Operating income                     18,999,898        15,770,617
Interest expense                        277,447           751,538
Interest income                         868,218           892,543
                                   ------------      ------------

Income before income taxes and
  cumulative effect of change
  in accounting principle            19,590,669        15,911,622
Provision for income taxes            7,268,138         5,998,681
                                   ------------      ------------

Income before cumulative effect
  of change in accounting principle  12,322,531         9,912,941
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                --
                                   ------------      ------------

Net income                         $ 12,322,531      $  9,912,941
                                   ============      ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .20      $        .16

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                --
                                   ------------      ------------

Net earnings per share             $        .20      $        .16
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,487,373        60,621,566
                                   ============      ============

Dividends per common share         $    0.00500      $    0.00500
                                   ============      ============

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------

                                      For the Six Months Ended
                                      ------------------------
                                    January 27,       January 28,
                                       1995              1994
                                       ----              ----

Net sales                          $373,570,682      $303,330,575
Cost of goods sold                  129,538,979       104,449,484
                                   ------------      ------------

Gross profit on sales               244,031,703       198,881,091
                                   ------------      ------------

Expenses:
     Store operations               177,933,091       143,518,607
     General and administrative      22,933,298        18,566,737
                                   ------------      ------------

     Total expenses                 200,866,389       162,085,344
                                   ------------      ------------

Operating income                     43,165,314        36,795,747
Interest expense                        522,406         1,373,720
Interest income                       1,747,898         1,946,056
                                   ------------      ------------

Income before income taxes and
  cumulative effect of change
  in accounting principle            44,390,806        37,368,083
Provision for income taxes           16,468,989        14,087,767
                                   ------------      ------------

Income before cumulative effect
  of change in accounting principle  27,921,817        23,280,316
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --           988,262
                                   ------------      ------------

Net income                         $ 27,921,817      $ 24,268,578
                                   ============      ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .46      $        .38

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --               .02
                                   ------------      ------------

Net earnings per share             $        .46      $        .40
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,539,765        60,540,887
                                   ============      ============

Dividends per common share         $    0.01000      $    0.01000
                                   ============      ============

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ----------------------------------------------
                                                 For the Six Months Ended
                                                 ------------------------
                                              January 27,        January 28,
                                                 1995               1994
                                                 ----               ----
Cash flows from operating activities:
  Net income                                 $27,921,817        $24,268,578
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                  13,349,858         10,456,295
     (Gain)loss on disposition of property
      and equipment                              (90,865)             9,879
     Increase in inventories                    (214,637)        (4,039,287)
     (Increase)decrease in other assets          (56,180)           186,557
     Decrease in accounts payable             (3,827,981)        (6,227,487)
     Decrease in other current assets
      and liabilities                         (5,101,693)        (2,936,727)
     Decrease in deferred income taxes                --           (888,262)
                                             -----------        -----------
  Net cash provided by operating activities   31,980,319         20,829,546
                                             -----------        -----------

Cash flows from investing activities:
  Decrease in short-term and long-term
   investments                                24,181,831         13,436,635
  Purchase of property and equipment         (59,110,681)       (46,715,632)
  Proceeds from sale of property and
   equipment                                     844,880             56,759
                                             -----------        -----------
  Net cash used in investing activities      (34,083,970)       (33,222,238)
                                             -----------        -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options        349,757          3,447,009
  Principal payments under long-term debt
   and capital lease obligations              (3,546,891)       (13,437,253)
  Dividends on common stock                     (599,186)          (596,450)
                                             -----------        -----------
  Net cash used in financing activities       (3,796,320)       (10,586,694)
                                             -----------        -----------
Net decrease in cash and cash equivalents     (5,899,971)       (22,979,386)
Cash and cash equivalents,
  beginning of year                           13,050,523         38,552,111
                                             -----------        -----------
Cash and cash equivalents,
  end of quarter                             $ 7,150,552        $15,572,725
                                             ===========        ===========


Supplemental disclosures of cash flow
information:
  Cash paid during the six months for:
   Interest                                  $ 1,372,980        $ 2,221,856
   Income taxes                               23,433,941         15,057,919


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ---------------------------------------

1.  Condensed Financial Statements
    ------------------------------

  The condensed balance sheet as of January 27, 1995 and the related condensed statements of income and cash flows for the quarters and six-month periods ended January 27, 1995 and January 28, 1994, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 29, 1994.

  Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

  The provision for income taxes for the quarter and six-month period ended January 27, 1995 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.1%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income, targeted jobs tax credits and non-taxable interest income.

3.  Seasonality
    -----------

  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 27, 1995 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
- ---------------------

  The following table highlights operating results for the second quarter of fiscal 1995 as compared to the fiscal 1994 second quarter:


                              Relationship to Net Sales
                                   Quarters Ended            Period to Period
                              01/27/95         01/28/94     Increase(Decrease)
                              --------         --------     ------------------
Net sales:
  Restaurant                    73.3%             74.0%            24%
  Gift shop                     26.7%             26.0%            28%
                               ------            ------
     Total sales               100.0%            100.0%            25%

Cost of goods sold              36.1%             35.8%            26%

Expenses:
  Store operations              47.7%             47.6%            25%
  General and administrative     6.1%              6.1%            24%
                                -----             -----
     Total expenses             53.8%             53.7%            25%

Operating income                10.1%             10.5%            20%
Interest expense                 0.1%              0.5%           (63%)
Interest income                  0.5%              0.6%            (3%)

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     10.4%             10.5%            23%
Provision for income taxes       3.9%              4.0%            21%
Income before cumulative effect
  of change in accounting
  principle                      6.5%              6.6%            24%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     --                --             --

Net income                       6.5%              6.6%            24%



                              Same Store Sales Analysis
                               152 Store Average ($000)
                              -------------------------

Restaurant                    $706.0            $669.2              6%
Gift shop                      252.1             233.2              8%
                              ------            ------
Restaurant & gift shop        $958.1            $902.4              6%
                              ======            ======

  The following table highlights operating results for the six months ended January 27, 1995 as compared to the same period last year:


                              Relationship to Net Sales
                                     Year to Date            Period to Period
                              01/27/95         01/28/94     Increase(Decrease)
                              --------         --------     ------------------
Net sales:
  Restaurant                    76.0%             76.6%            22%
  Gift shop                     24.0%             23.4%            26%
                               ------            ------
     Total sales               100.0%            100.0%            23%

Cost of goods sold              34.7%             34.4%            24%

Expenses:
  Store operations              47.6%             47.3%            24%
  General and administrative     6.1%              6.1%            24%
                               ------            ------
     Total expenses             53.8%             53.4%            24%

Operating income                11.6%             12.1%            17%
Interest expense                 0.1%              0.5%           (62%)
Interest income                  0.5%              0.6%           (10%)

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     11.9%             12.3%            19%
Provision for income taxes       4.4%              4.6%            17%
Income before cumulative effect
  of change in accounting
  principle                      7.5%              7.7%            20%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     --               0.3%          (100%)

Net income                       7.5%              8.0%            15%



                              Same Store Sales Analysis
                               152 Store Average ($000)
                              -------------------------

Restaurant                  $1,484.6          $1,427.8              4%
Gift shop                      462.1             433.0              7%
                            --------          --------
Restaurant & gift shop      $1,946.7          $1,860.8              5%
                            ========          ========

  Net sales for the second quarter of fiscal 1995 increased 25% over last year's second quarter. Same store restaurant sales increased 5.5%, including 2.1% in real terms. Same store gift shop sales increased 8.1%. Total same store sales (restaurant and gift shop) increased 6.2%. Net sales for the six months ended January 27, 1995, increased 23% over the six-month period ended January 28, 1994. Same store restaurant sales increased 4.0%, including .6% in real terms and same store gift shop sales increased 6.7%. Total same store sales (restaurant and gift shop) increased 4.6%. Sales from new stores accounted for the remainder of the increase.

  Cost of goods sold as a percentage of net sales was 36.1% in the second quarter of this year compared to 35.8% in the second quarter of last year. For the six months ended January 27, 1995, cost of goods sold as a percentage of net sales was 34.7% compared to 34.4% for the same period a year ago. There were two primary reasons for the increases in the quarter and six months ended January 27, 1995. First, gift shop cost of goods sold was higher than last year primarily due to higher markdowns to move out seasonal merchandise. Secondly, the mix of gift shop sales increased from 26.0% last year to 26.7% this year and 23.4% last year to 24.0% this year for the quarter and six months, respectively; gift shop items carry a higher cost of goods, and therefore, caused total cost of goods sold as a percentage of net sales to increase. These increases were partially offset by a decrease in restaurant cost of goods sold as a percentage of net sales for the quarter and six-month periods primarily due to higher menu prices.

  Total operating expenses as a percentage of net sales were 53.8% in the quarter and six-month period ended January 27, 1995 compared to 53.7% and 53.4%, respectively, in the same periods a year ago. The primary reason for the increase in store operating expenses as a percent of net sales was an increase in labor costs due to the higher costs to hire and retain employees in certain markets as a result of low unemployment rates.

  Interest expense decreased to $277,447 and $522,406 for the quarter and six-month period ended January 27, 1995 from $751,538 and $1,373,720, respectively, in the same periods a year ago. The decrease was due to lower average debt outstanding during the quarter and six-month period ended January 27, 1995. Interest income decreased to $868,218 and $1,747,898 in the quarter and six-month period ended January 27, 1995 from $892,543 and $1,946,056, respectively, in the same periods a year ago. The primary reason for the decrease in interest income was lower average funds available for investment, which was partially offset by higher interest rates in fiscal 1995.

Liquidity and Capital Resources
- -------------------------------

  The Company's operating activities provided net cash of $32.0 million for the six months ended January 27, 1995. Net income adjusted by depreciation and amortization provided most of the cash. Decreases in accounts payable and decreases in other current assets and liabilities partially offset the cash provided by net income adjusted by depreciation and amortization.

  Capital expenditures were $29.7 million in the second quarter of fiscal 1995 and $59.1 million for the six months ended January 27, 1995. Land purchases and cost of new stores accounted for substantially all of these expenditures, except for $1.9 million in the second quarter of fiscal 1995 and $3.6 million for the six months ended January 27, 1995 for the renovation of the old gift shop warehouse into office space.

  The Company's internally generated cash and short-term and long-term investments were sufficient to finance all of its growth in the first six months of fiscal 1995.

  The Company estimates that its capital expenditures for fiscal 1995 will be approximately $120 million, substantially all of which will be land purchases and cost of new stores, except for $6 million relating to the renovation of the old gift shop warehouse into office space. Management believes that cash and short-term and long-term investments at January 27, 1995, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1995 and its continued expansion plans through fiscal 1997. Presently, the Company has an unused revolving credit line of $15 million.

INDEPENDENT ACCOUNTANTS' REPORT


Cracker Barrel Old Country Store, Inc.

We have made a review of the condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of January 27, 1995, and the related condensed statements of income and cash flows for the quarters and six-month periods ended January 27, 1995 and January 28, 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

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



Nashville, Tennessee
March 8, 1995

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





             CRACKER BARREL OLD COUNTRY STORE, INC.
             --------------------------------------


Date:   3/08/95     By /s/Jimmie D. White
        -------       ----------------------------------------
                      Jimmie D. White, Chief Financial Officer




Date:   3/08/95     By /s/Patrick A. Scruggs
        -------       ----------------------------------------
                      Patrick A. Scruggs, Assistant Treasurer

March 8, 1995



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and six-month periods ended January 27, 1995 and January 28, 1994, as indicated in our report dated March 8, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended January 27, 1995, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567 and 33-45482 on Forms S-8 and
Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee