Form 10-Q
period 1995-04-28
CRACKER BARREL OLD COUNTRY STORE INC
filed 1995-06-09
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 28, 1995

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

     Yes X     No_


                59,973,197 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements
        --------------------

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

                                    (Unaudited)         (Audited)
CONDENSED BALANCE SHEETS             April 28,           July 29,
- ------------------------               1995                1994
                                       ----                ----
ASSETS
- ------

Cash and cash equivalents          $  6,644,968      $ 13,050,523
Short-term investments               48,792,674        65,530,819
Receivables                           3,079,202         2,993,735
Inventories                          46,146,753        41,989,546
Prepaid expenses                        484,101         1,094,862
Deferred income taxes                 3,220,016         3,220,016
                                   ------------      ------------

Total current assets                108,367,714       127,879,501
                                   ------------      ------------

Property and equipment              544,700,981       460,134,481
Accumulated depreciation and
     amortization                    94,553,100        74,174,676
                                   ------------      ------------

Property and equipment-net          450,147,881       385,959,805
                                   ------------      ------------
Long-term investments                 6,303,432        15,690,799
                                   ------------      ------------
Other assets                            697,284           533,622
                                   ------------      ------------
Total assets                       $565,516,311      $530,063,727
                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Accounts payable                   $ 22,773,093      $ 25,766,024
Other current liabilities            41,142,031        41,391,982
                                   ------------      ------------

Total current liabilities            63,915,124        67,158,006
                                   ------------      ------------
Long-term debt                       19,500,000        23,500,000
                                   ------------      ------------
Capital lease obligations             1,638,283         1,708,619
                                   ------------      ------------
Deferred income taxes                 7,851,185         7,851,185
                                   ------------      ------------
Stockholders' equity:
     Common stock                    29,982,330        29,950,658
     Additional paid-in
       capital                      194,727,330       194,073,393
     Retained earnings              247,902,059       205,821,866
                                   ------------      ------------

Total stockholders' equity          472,611,719       429,845,917
                                   ------------      ------------
Total liabilities and
     stockholders' equity          $565,516,311      $530,063,727
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

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------


                                       For the Quarters Ended
                                       ----------------------
                                     April 28,         April 29,
                                       1995              1994
                                       ----              ----
Net sales                          $188,306,113      $155,368,895
Cost of goods sold                   60,831,162        50,758,879
                                   ------------      ------------

Gross profit on sales               127,474,951       104,610,016
                                   ------------      ------------

Expenses:
     Store operations                92,908,040        75,310,682
     General and administrative      11,155,961         9,368,754
                                   ------------      ------------

     Total expenses                 104,064,001        84,679,436
                                   ------------      ------------

Operating income                     23,410,950        19,930,580
Interest expense                        200,073           429,275
Interest income                         727,704           719,853
                                   ------------      ------------

Income before income taxes and
  cumulative effect of change
  in accounting principle            23,938,581        20,221,158
Provision for income taxes            8,881,214         7,623,377
                                   ------------      ------------

Income before cumulative effect
  of change in accounting principle  15,057,367        12,597,781
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                --
                                   ------------      ------------

Net income                         $ 15,057,367      $ 12,597,781
                                   ============      ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .25      $        .21

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --                --
                                   ------------      ------------

Net earnings per share             $        .25      $        .21
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,549,557        60,730,647
                                   ============      ============

Dividends per common share         $    0.00500      $    0.00500
                                   ============      ============



See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
- ------------------------------------------


                                      For the Nine Months Ended
                                      -------------------------
                                     April 28,         April 29,
                                       1995              1994
                                       ----              ----

Net sales                          $561,876,795      $458,699,470
Cost of goods sold                  190,370,141       155,208,363
                                   ------------      ------------

Gross profit on sales               371,506,654       303,491,107
                                   ------------      ------------

Expenses:
     Store operations               270,841,131       218,829,289
     General and administrative      34,089,259        27,935,491
                                   ------------      ------------

     Total expenses                 304,930,390       246,764,780
                                   ------------      ------------

Operating income                     66,576,264        56,726,327
Interest expense                        722,479         1,802,995
Interest income                       2,475,602         2,665,909
                                   ------------      ------------

Income before income taxes and
  cumulative effect of change
  in accounting principle            68,329,387        57,589,241
Provision for income taxes           25,350,203        21,711,144
                                   ------------      ------------

Income before cumulative effect
  of change in accounting principle  42,979,184        35,878,097
Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --           988,262
                                   ------------      ------------

Net income                         $ 42,979,184      $ 36,866,359
                                   ============      ============

Earnings per share:

Before cumulative effect of change
  in accounting principle          $        .71      $        .59

Cumulative effect on prior years
  of changing method of accounting
  for income taxes                           --               .02
                                   ------------      ------------

Net earnings per share             $        .71      $        .61
                                   ============      ============

Average common and common
  equivalent shares outstanding      60,543,029        60,604,140
                                   ============      ============

Dividends per common share         $    0.01500      $    0.01500
                                   ============      ============


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ----------------------------------------------

                                                 For the Nine Months Ended
                                                 -------------------------
                                               April 28,          April 29,
                                                 1995               1994
                                                 ----               ----
Cash flows from operating activities:
  Net income                                 $42,979,184        $36,866,359
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                  20,611,087         16,160,577
     (Gain)loss on disposition of property
      and equipment                             (101,414)            21,766
     Increase in inventories                  (4,157,207)        (8,242,029)
     (Increase)decrease in other assets         (163,662)           139,903
     Decrease in accounts payable             (2,992,931)        (1,670,585)
     (Decrease)increase in other current
      assets and liabilities                    (224,657)         3,586,340
     Decrease in deferred income taxes                --           (838,262)
                                             -----------        -----------
  Net cash provided by operating activities   55,950,400         46,024,069
                                             -----------        -----------

Cash flows from investing activities:
  Decrease in short-term and long-term
   investments                                26,125,512          5,705,248
  Purchase of property and equipment         (85,594,398)       (69,160,849)
  Proceeds from sale of property and
   equipment                                     896,649             74,120
                                             -----------        -----------
  Net cash used in investing activities      (58,572,237)       (63,381,481)
                                             -----------        -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options        685,609          4,473,099
  Principal payments under long-term debt
   and capital lease obligations              (3,570,336)       (13,457,152)
  Dividends on common stock                     (898,991)          (895,647)
                                             -----------        -----------
  Net cash used in financing activities       (3,783,718)        (9,879,700)
                                             -----------        -----------
Net decrease in cash and cash equivalents     (6,405,555)       (27,237,112)
Cash and cash equivalents,
  beginning of year                           13,050,523         38,552,111
                                             -----------        -----------
Cash and cash equivalents,
  end of quarter                             $ 6,644,968        $11,314,999
                                             ===========        ===========

Supplemental disclosures of cash flow
information:
  Cash paid during the nine months for:
   Interest                                  $ 1,380,585        $ 2,260,533
   Income taxes                               29,315,781         19,989,599


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
- --------------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ---------------------------------------

1.  Condensed Financial Statements
    ------------------------------

  The condensed balance sheet as of April 28, 1995 and the related condensed statements of income and cash flows for the quarters and nine-month periods ended April 28, 1995 and April 29, 1994, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 29, 1994.

  Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ------------

  The provision for income taxes for the quarter and nine-month period ended April 28, 1995 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.1%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income, targeted jobs tax credits and non-taxable interest income.

3.  Seasonality
    -----------

  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended April 28, 1995 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
- ---------------------

  The following table highlights operating results for the third quarter of fiscal 1995 as compared to the fiscal 1994 third quarter:


                              Relationship to Net Sales
                                   Quarters Ended            Period to Period
                              04/28/95         04/29/94     Increase(Decrease)
                              --------         --------     ------------------
Net sales:
  Restaurant                    80.5%             80.4%            21%
  Gift shop                     19.5%             19.6%            21%
                               ------            ------

     Total sales               100.0%            100.0%            21%

Cost of goods sold              32.3%             32.7%            20%

Expenses:
  Store operations              49.3%             48.5%            23%
  General and administrative     5.9%              6.0%            19%
                               ------            ------

     Total expenses             55.3%             54.5%            23%

Operating income                12.4%             12.8%            17%
Interest expense                 0.1%              0.3%           (53%)
Interest income                  0.4%              0.5%             1%

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     12.7%             13.0%            18%
Provision for income taxes       4.7%              4.9%            16%
Income before cumulative effect
  of change in accounting
  principle                      8.0%              8.1%            20%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     --                --             --

Net income                       8.0%              8.1%            20%



                              Same Store Sales Analysis
                               152 Store Average ($000)
                              -------------------------

Restaurant                    $743.5            $717.4              4%
Gift shop                      178.1             174.1              2%
                              ------            ------

Restaurant & gift shop        $921.6            $891.5              3%
                              ======            ======

  The following table highlights operating results for the nine months ended April 28, 1995 as compared to the same period last year:


                              Relationship to Net Sales
                                     Year to Date            Period to Period
                              04/28/95         04/29/94     Increase(Decrease)
                              --------         --------     ------------------
Net sales:
  Restaurant                    77.5%             77.9%            22%
  Gift shop                     22.5%             22.1%            25%
                               ------            ------

     Total sales               100.0%            100.0%            22%

Cost of goods sold              33.9%             33.8%            23%

Expenses:
  Store operations              48.2%             47.7%            24%
  General and administrative     6.1%              6.1%            22%
                               ------            ------

     Total expenses             54.3%             53.8%            24%

Operating income                11.8%             12.4%            17%
Interest expense                 0.1%              0.4%           (60%)
Interest income                  0.4%              0.6%            (7%)

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                     12.2%             12.6%            19%
Provision for income taxes       4.5%              4.7%            17%
Income before cumulative effect
  of change in accounting
  principle                      7.6%              7.8%            20%
Cumulative effect on prior
  years of changing method of
  accounting for income taxes     --                .2%          (100%)

Net income                       7.6%              8.0%            17%



                              Same Store Sales Analysis
                               152 Store Average ($000)
                              -------------------------

Restaurant                  $2,228.1          $2,145.2              4%
Gift shop                      640.3             607.2              5%
                            --------          --------

Restaurant & gift shop      $2,868.4          $2,752.4              4%
                            ========          ========

  Net sales for the third quarter of fiscal 1995 increased 21% over last year's third quarter. Same store restaurant sales increased 3.6%, including .1% in real terms; same store gift shop sales increased 2.3%. Total same store sales (restaurant and gift shop) increased 3.4%. Net sales for the nine months ended April 28, 1995, increased 22% over the nine-month period ended April 29, 1994. Same store restaurant sales increased 3.9%, including .3% in real terms and same store gift shop sales increased 5.5%. Total same store sales (restaurant and gift shop) increased 4.2%. Sales from new stores accounted for the remainder of the increases in the quarter and nine month periods ended April 28, 1995.

  Cost of goods sold as a percentage of net sales was 32.3% in the third quarter of this year compared to 32.7% in the third quarter of last year. The primary reason for the decrease was higher menu prices. Cost of goods sold as a percentage of net sales was 33.9% for the nine months ended this year compared to 33.8% for the same period last year. The primary reasons for the increase was an increase in the mix of gift shop sales, which carry a higher cost of goods, from 22.1% last year to 22.5% this year, and higher markdowns this year than last year to move out seasonal merchandise. These increases were partially offset by a decrease in restaurant cost of goods sold as a percentage of net sales for the nine-month period primarily due to higher menu prices.

  Total operating expenses as a percentage of net sales were 55.3% and 54.3% in the quarter and nine-month period ended April 28, 1995 compared to 54.5% and 53.8%, respectively, in the same periods a year ago. The primary reason for the increase in store operating expenses as a percent of net sales was an increase in labor costs due to the higher costs to hire and retain employees as a result of low unemployment rates.

  Interest expense decreased to $200,073 and $722,479 for the quarter and nine-month period ended April 28, 1995 from $429,275 and $1,802,995, respectively, in the same periods a year ago. The decrease was due to lower average debt outstanding during the quarter and nine-month period ended April 28, 1995. Interest income increased to $727,704 for the third quarter of this year compared to $719,853 in the same period last year. The primary reason for the increase was higher interest rates in 1995. Interest income decreased to $2,475,601 for the nine months ended this year compared to $2,665,909 for the same period a year ago. The primary reason for the decrease in interest income was lower average funds available for investment, which was partially offset by higher interest rates in fiscal 1995.

Liquidity and Capital Resources
- -------------------------------

  The Company's operating activities provided net cash of $56.0 million for the nine months ended April 28, 1995. Net income adjusted by depreciation and amortization provided most of the cash. Increases in inventories and decreases in accounts payable partially offset the cash provided by net income adjusted by depreciation and amortization.

  Capital expenditures were $26.5 million in the third quarter of fiscal 1995 and $85.6 million for the nine months ended April 28, 1995. Land purchases and cost of new stores accounted for substantially all of these expenditures, except for $1.5 million in the third quarter of fiscal 1995 and $5.1 million for the nine months ended April 28, 1995 for the renovation of the old gift shop warehouse into office space.

  The Company's internally generated cash and short-term and long-term investments were sufficient to finance all of its growth in the first nine months of fiscal 1995.

  The Company estimates that its capital expenditures for fiscal 1995 will be approximately $120 million, substantially all of which will be land purchases and cost of new stores, except for $6 million relating to the renovation of the old gift shop warehouse into office space. Management believes that cash and short-term and long-term investments at April 28, 1995, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1995 and its continued expansion plans through fiscal 1997. Presently, the Company has an unused revolving credit line of $15 million.

INDEPENDENT ACCOUNTANTS' REPORT


Cracker Barrel Old Country Store, Inc.

We have reviewed the accompanying condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of April 28, 1995, the related condensed statements of income for the quarters and nine-month periods ended April 28, 1995 and April 29, 1994, and the related condensed statements of cash flows for the nine-month periods ended April 28, 1995 and April 29, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



Nashville, Tennessee
June 7, 1995

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





             CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  6/7/95       By /s/Jimmie D. White
       ------         ----------------------------------------
                      Jimmie D. White, Chief Financial Officer




Date:  6/7/95       By /s/Patrick A. Scruggs
       ------         ---------------------------------------
                      Patrick A. Scruggs, Assistant Treasurer

June 7, 1995



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and nine-month periods ended April 28, 1995 and April 29, 1994, as indicated in our report dated June 7, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended April 28, 1995, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567 and 33-45482 on Forms S-8 and
Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee