Form 10-K
period 1995-07-28
CRACKER BARREL OLD COUNTRY STORE INC
filed 1995-10-23
CIK 25373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                 _________

                                 FORM 10-K
(Mark One)
[x]  Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934 (Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from _________ to _________

For fiscal year ended                             Commission file number
July 28, 1995                                          0-7536

                                 _________

                  CRACKER BARREL OLD COUNTRY STORE, INC.
          (Exact name of registrant as specified in its charter)

          Tennessee                                    62-0812904
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

Hartmann Drive,  P.O. Box 787                          37088-0787
Lebanon, Tennessee                                     (Zip code)
(Address of principal executive offices)
                                 _________

            Registrant's telephone number, including area code:

                               (615)444-5533
                                 _________

        Securities registered pursuant to Section 12(b) of the Act:

                                   None
                                 _________

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
The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,135,271,852 as of October 2, 1995.

                              60,233,997
________________________________________________________________________________
(Number of shares of common stock outstanding as of October 2, 1995.)

                    Documents Incorporated by Reference
                    ___________________________________

Document from which Portions                 Part of Form 10-K
are Incorporated by Reference               to which incorporated
_____________________________               _____________________

1.   Annual Report to Shareholders           Items 6, 7 and 8
     for the fiscal year ended
     July 28, 1995

2.   Proxy Statement for Annual              Part III
     Meeting of Shareholders
     to be held November 28, 1995

                                  PART I

ITEM 1. BUSINESS

     Cracker Barrel Old Country Store, Inc. (the "Company" or "Cracker Barrel") was incorporated in October 1969 under the laws of the State of Tennessee. The Company owns and operates 229 full service "country store" restaurants which are located in the southeast, midwest, mid-atlantic and southwest United States along interstate highways, including 6 stores located at "tourist destinations". These family restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate gift shop area offering a wide variety of items specializing in hand-blown glassware, cast iron cookware, toys and wood crafts as well as various old fashioned candies, jellies and other foods. The Company considers its store operations to constitute an integrated, single line of business.

     The Company owns and operates three Cracker Barrel Old Country Store Corner Markets (the "Corner Market") which are located on major thoroughfares in the Middle Tennessee area. The Corner Markets serve lunch and dinner between the hours of 10:30 a.m. and 9:00 p.m. and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients. The menu in these stores is a down-scaled version of the menu offered in the traditional Cracker Barrel Old Country Store and include meatloaf, chicken and dumplings, roast beef, and grilled chicken tenderloin as daily entrees as well as an assortment of freshly prepared vegetables.
The Corner Markets do not serve alcoholic beverages. The stores are constructed in an old fashioned market design, are free-standing and
incorporate a drive-through/pick-up window.    Two of the Corner Market
properties are ground leases and the third Corner Market property is owned by the Company. The stores feature a hot food display case, along with refrigerated display cases for desserts and chilled food items such as sandwiches, salads, and drinks and a limited selection of food-related merchandise. The Corner Markets have indoor seating for approximately 50 people and outdoor seating for approximately 20 people. The Company is encouraged by initial volumes and will continue to monitor the progress of this concept before reaching a decision on future expansion plans.

Operations

     Store Format: The format of each of Cracker Barrel's traditional stores consists of a rustic, country store style building. All stores are free standing buildings with adequate parking facilities and standard landscaping. Store interiors are subdivided into a dining area consisting of approximately 26% of the total interior store space, a gift shop area consisting of approximately 21% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have wood-burning fireplaces and are decorated with antique-style furnishings and other authentic items of the past similar to those used and sold in original old country stores. The kitchen areas contain modern food preparation and storage equipment allowing for extensive flexibility in menu variation and development.

     Products: Cracker Barrel's restaurants offer rural American cooking featuring the Company's own recipes. In keeping with the Company's emphasis on authenticity and quality, Cracker Barrel's traditional restaurants prepare menu selections on the premises. The Company's traditional restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Most items may be ordered at any time throughout the day. Breakfast items include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, with prices for a breakfast meal ranging from $2.59 to $7.49. Lunch and dinner items include country ham, chicken, fish, steak, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, homemade soups and specialty items such as beef stew with muffins. Lunches and dinners range in price from $2.99 to $13.99. The Company from time to time increases its prices and increased its menu prices approximately 3% in February 1995.

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

    Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases.
The Company purchases the majority of its food products and restaurant supplies on a cost-plus basis through a distributor headquartered in Nashville, Tennessee with custom distribution centers in Lebanon, Tennessee and Gainesville, Florida. The distributor is responsible for placing food orders and warehousing and delivering food products to the Company's stores. This distributor is not affiliated with the Company. Certain perishable food items are purchased locally by the Company's stores.

     The majority of gift shop items are purchased directly by Cracker Barrel, warehoused at its Lebanon warehouse and shipped to the stores.

     The single food category accounting for the largest share (approximately 16%) of the Company's food purchasing expense is pork. The single food item within the pork category accounting for the largest share (approximately 4%) of the Company's food purchasing expense is country ham. The Company presently purchases its pork food items through twelve vendors and its country ham through two vendors. Should any pork items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

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

     Seasonal Aspects: Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months.

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

     The Company opened thirty-six new stores in fiscal 1995. Three of the stores are located on: Interstate 35 in Lewisville, Texas, Eagan, Minnesota and Fort Worth, Texas; three are located on Interstate 94 in Woodbury, Minnesota, Stevensville, Michigan and Port Huron, Michigan; three are located on Interstate 75 in Monroe, Michigan, Port Charlotte, Florida and Saginaw, Michigan; two are located on Interstate 10 in Pensacola, Florida and West Houston, Texas; two are located on Interstate 20 in Arlington, Texas and Shreveport, Louisiana; two are located on Interstate 25 in Northglenn, Colorado and Colorado Springs, Colorado; two are located on Interstate 65 in Shepherdsville, Kentucky and Madison, Alabama; two are located on Interstate 70 in Troy, Illinois and Independence, Missouri; two are located on Interstate 95 in Mechanicsville, Virginia and West Palm Beach, Florida, and one each on Interstate 4 in Lakeland, Florida, Interstate 24 in Chattanooga, Tennessee , Interstate 34 in San Antonio, Texas, Interstate 40 in Amarillo, Texas, Interstate 45 in League City, Texas, Interstate 64 in Evansville, Indiana, Interstate 71 in Mansfield, Ohio, Interstate 74 in Morton, Illinois, Interstate 77 in North Canton, Ohio, Interstate 80 in Joliet, Illinois, Interstate 83 in York, Pennsylvania, Interstate 85 in Opelika, Alabama, Interstate 88 in Naperville, Illinois, Interstate 90 in Madison, Wisconsin and Interstate 96 in Lansing, Michigan.

     The Company plans to open forty-three new stores by the end of fiscal 1996. Eleven of the stores are already open; two are on Interstate 95 in Ashland, Virginia and Stuart, Florida, and there is one each on Highway 360 in Arlington, Texas, Interstate 25 in Albuquerque, New Mexico, Interstate 35 in Olathe, Kansas, Interstate 40 in Clemmons, North Carolina, Interstate 65 in Edinburgh, Indiana, Interstate 66 in Manassas, Virginia, Interstate 72 in Decatur, Illinois, Interstate 85 in Concord, North Carolina and Interstate 90 in Rockford, Illinois.

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

     It is the Company's preference to own its restaurant properties. The Company presently owns 212 of its 229 traditional restaurant properties. The other 17 properties are either ground leases or ground and building leases. Currently, average cost for a new store is approximately $650,000 for land and $1,850,000 for site work, building and equipment. The current store size is approximately 10,000 square feet with 178 seats in the restaurant.

Employees

     As of July 28, 1995, Cracker Barrel employed 26,299 people, of whom 133 were in advisory and supervisory capacities, 1,374 were in store management positions and 13 were officers of the Company. Most of the restaurant personnel are employed on a full-time basis. The Company has an incentive plan for its hourly employees which is intended to lower turnover and to increase productivity by providing a defined career path through testing and ranking of employees. The Company's employees are not represented by any union, and management considers its employee relations to be good.

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

Trademarks

     The Company owns certain registered copyrights, patents and trademarks relating to the names "Cracker Barrel Old Country Store" and "Cracker Barrel Old Country Store's Corner Market," as well as their logos, menus, designs of buildings, and other aspects of operations. The Company believes that the use of these names have some value in maintaining the atmosphere and public acceptance of its mode of operations.

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

     The Company utilizes approximately 190,000 square feet of office space and 270,000 square feet of warehouse facilities. The management feels that the current amount of office space is sufficient to meet the Company's needs through the end of the fiscal 1997. As the number of stores increases, the need for more warehouse space will also increase. Because of this, the Company plans to expand the gift shop distribution center by approximately 120,000 square feet in fiscal 1996.

     In addition to the corporate facilities, the Company owns or leases the following properties:

State                                Owned                   Leased
_____                         ___________________      ____________________
                              Land      Buildings      Land       Buildings
                              ____      _________      ____       _________
Tennessee                      25          27            8            5
Florida                        24          20            -            -
Georgia                        17          17            2            2
Illinois                       16          17            1            -
Indiana                        15          15            -            -
Ohio                           14          14            1            -
Texas                          16          14            -            -
Kentucky                       10          10            2            2
North Carolina                 11          11            1            -
Michigan                       11          10            -            -
Virginia                       12          10            -            -
Missouri                        9           9            -            -
South Carolina                  7           8            2            1
Alabama                         8           7            1            1
Wisconsin                       6           6            -            -
Louisiana                       4           4            -            -
Minnesota                       4           4            -            -
Mississippi                     4           3            -            -
Colorado                        2           2            -            -
Iowa                            2           2            -            -
Kansas                          2           2            -            -
Oklahoma                        2           2            -            -
West Virginia                   2           2            -            -
New Mexico                      1           1            -            -
Pennsylvania                    1           1            -            -

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


Executive Officers of the Registrant
____________________________________

     The following table sets forth certain information concerning the executive officers of the Company as of October 2, 1995:

Name                          Age       Position with Registrant
____                          ___       ________________________
Dan W. Evins                  60        Chairman of the Board
                                        & Chief Executive Officer

Ronald N. Magruder            48        President & Chief Operating Officer

Jimmie D. White               54        Senior Vice President,
                                        Finance & Chief Financial Officer

Reginald M. Mudd              42        Senior Vice President,
                                        Corner Market

Michael D. Adkins             40        Vice President, Restaurant Operations

Richard G. Parsons            43        Vice President, Merchandising

Donald G. Kravitz             59        Vice President, Property Development

Mark W. Tanzer                38        Vice President, Product Development

Frank J. McAvoy, Jr.          47        Vice President, Operations Services

James D. Fisher               49        Vice President, Marketing

Charles H. Sonnenberg         52        Vice President, Information Services

O. E. Philpot                 61        Vice President,
                                        Community & Government Relations

Mattie H. Hankins             55        Vice President & Comptroller

     The following background material is provided for those executive officers who have been employed by the Registrant for less than five years:

     Prior to his employment with the Company in August, 1995, Mr. Magruder was Vice-Chairman of Darden Restaurants, Inc. from December 1994 to August 1995. Mr. Magruder had been employed by General Mills for 23 years, serving in various capacities within their restaurant division. Previously, Mr. Magruder was Executive Vice President of General Mills Restaurants and President of the Olive Garden from 1987 to 1994.

Prior to his employment with the Company in January 1995, Mr. Fisher was Executive Vice President of Marketing with Baker's Square since 1993. Mr. Fisher was Vice President of Marketing with Shakey's Pizza, Inc. from 1989 to 1993.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Since the initial public offering of the Company's common stock in November 1981, the Company's common stock has been traded on The Nasdaq Stock Market (National Market) with the symbol CBRL. There were 17,158 shareholders of record as of October 2, 1995.

     The following table indicates the high and low sales prices of the Company's common stock as reported on The Nasdaq Stock Market (National Market) during the periods indicated.

                    Fiscal Year 1995 Prices       Fiscal Year 1994 Prices
                    _______________________       _______________________

Quarter               High            Low           High            Low
_______               ____            ___           ____            ___
First                $27.25         $20.00         $29.25         $22.50
Second                22.50          17.50          29.75          24.50
Third                 23.75          20.50          29.13          25.00
Fourth                24.63          19.88          28.00          21.25

     In September 1983 the Board of Directors of the Company initiated a policy of declaring dividends on a quarterly basis. Prior to such date the Board followed a policy of declaring annual dividends during the first fiscal quarter. Quarterly dividends of $.005 per share were paid during all four quarters of fiscal 1994 and 1995. The Company foresees paying comparable cash dividends per share in the future.

     The covenants relating to the 9.53% Senior Notes in the original amount of $30,000,000 restrict the payment of cash dividends and the purchase of treasury stock. Retained earnings not restricted under the covenants were approximately $271,000,000 at July 28, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

     The table "Selected Financial Data" on page 17 of the Company's Annual Report to Shareholders for the year ended July 28, 1995 (the "1995 Annual Report") is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following portions of the 1995 Annual Report are incorporated herein by reference:

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following portions of the 1995 Annual Report are incorporated herein by reference:

     Financial Statements and Independent Auditors' Report on pages 20 through 31.

     Quarterly Financial Data (Unaudited) on page 30.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement"). The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the Company's 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's 1995 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   List of documents filed as part of this report:

          1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 20 through 31 of the 1995 Annual Report are incorporated herein by reference:

               Independent Auditors' Report dated September 6, 1995

               Balance Sheets as of July 28, 1995 and July 29, 1994

               Statements of Income for each of the three fiscal years ended July 28, 1995, July 29, 1994 and July 30, 1993

               Statements of Changes in Stockholders' Equity for each of the three fiscal years ended July 28, 1995, July 29, 1994 and July 30, 1993

               Statements of Cash Flows for each of the three fiscal years ended July 28, 1995, July 29, 1994 and July 30, 1993

               Notes to Financial Statements

          2. The exhibits listed in the accompanying Index to Exhibits on pages 14 & 15 are filed as part of this annual report.

     B.   Reports on Form 8-K:

          There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended July 28, 1995.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CRACKER BARREL OLD COUNTRY STORE, INC.

By:  /s/D.W. Evins                      By:  /s/Mattie H. Hankins
     ______________________________          ____________________________
     D. W. Evins                             Mattie H. Hankins
     CEO                                     Vice President & Comptroller
     (Principal Executive Officer)


By:  /s/Jimmie D. White
     ______________________________
     Jimmie D. White
     Senior Vice President, Finance
     (Principal Financial Officer)

Date:  October 23, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

/s/James C. Bradshaw, M.D.
_________________________________      ______________________________
James C. Bradshaw, M.D., Director      Charles T. Lowe, Jr., Director


                                       /s/B.F. Lowery
_________________________________      ______________________________
Robert V. Dale, Director               B. F. Lowery, Director


/s/Dan W. Evins                        /s/Ronald N. Magruder
_________________________________      ______________________________
Dan W. Evins, Director                 Ronald N. Magruder, Director


/s/Edgar W. Evins
_________________________________      ______________________________
Edgar W. Evins, Director               Gordon L. Miller, Director



_________________________________      ______________________________
William D. Heydel, Director            Martha M. Mitchell, Director


/s/Robert C. Hilton
_________________________________      ______________________________
Robert C. Hilton, Director             James H. Stewart, Director


/s/Charles E. Jones, Jr.               /s/Jimmie D. White
_________________________________      ______________________________
Charles E. Jones, Jr., Director        Jimmie D. White, Director

                          INDEX TO EXHIBITS


Exhibit
_______

3(a)      Charter (5)

3(b)      Bylaws

4(a)      Note Agreement dated as of January 1, 1991, relating to
          $30,000,000 of 9.53% Senior Notes (3)

10(a) Credit Agreement dated January 28, 1991, between the Company and Wachovia Bank and Trust Company, N.A. (3)

10(b)     Lease dated August 27, 1981 for lease of Clarksville,
          Tennessee, and Macon, Georgia, stores between B. F. Lowery, general counsel and a director, and the Company (1)

10(c) The Company's Incentive Stock Option Plan of 1982, as amended (2)

10(d)     The Company's 1987 Stock Option Plan, as amended (5)

10(e) The Company's Non-Employee Director's Stock Option Plan, as amended (4)

10(f)     The Company's Executive Employment Agreement (2)

13 Pertinent portions, incorporated by reference herein, of the Company's 1995 Annual Report to Shareholders

22        Definitive Proxy Materials

23        Consent of Deloitte & Touche LLP

(1)  Incorporated by reference to the Company's Registration
     Statement on Form S-7 under the Securities Act of 1933
     (File No. 2-74266).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 1989 (File No. 0-7536).

(3)  Incorporated by reference to the Company's Registration
     Statement on Form S-3 under the Securities Act of 1933
     (File No. 33-38989).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 1991 (File No. 0-7536).

(5)  Incorporated by reference to the Company's Registration
     Statement on Form S-8 under the Securities Act of 1933
     (File No. 33-45482).