Form 10-Q
period 1995-10-27
CRACKER BARREL OLD COUNTRY STORE INC
filed 1995-12-11
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 27, 1995

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

     Yes X     No_


                60,234,822 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements
        ____________________

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________
                                    (Unaudited)        (Audited)
CONDENSED BALANCE SHEETS            October 27,         July 28,
                                       1995               1995
                                       ____               ____
ASSETS
______
Cash and cash equivalents          $ 31,578,685      $ 48,123,914
Short-term investments               14,081,075        11,103,625
Receivables                           3,105,720         3,192,910
Inventories                          63,699,330        51,514,831
Prepaid expenses                        481,574           912,481
Deferred income taxes                 5,518,702         5,518,702
                                   ____________      ____________
Total current assets                118,465,086       120,366,463
                                   ____________      ____________
Property and equipment              610,370,532       576,854,438
Accumulated depreciation and
     amortization                   105,152,495        97,336,457
                                   ____________      ____________
Property and equipment-net          505,218,037       479,517,981
                                   ____________      ____________
Long-term investments                 2,492,475         4,037,830
                                   ____________      ____________
Other assets                            694,037           593,117
                                   ____________      ____________
Total assets                       $626,869,635      $604,515,391
                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Accounts payable                   $ 26,267,737      $ 29,750,675
Other current liabilities            52,434,471        47,015,779
                                   ____________      ____________
Total current liabilities            78,702,208        76,766,454
                                   ____________      ____________
Long-term debt                       21,290,000        19,500,000
                                   ____________      ____________
Capital lease obligations             1,570,461         1,598,093
                                   ____________      ____________
Deferred income taxes                10,567,946        10,567,946
Stockholders' equity:
     Common stock                    30,117,411        29,996,023
     Additional paid-in
       capital                      197,463,065       195,420,664
     Retained earnings              287,158,544       270,666,211
                                   ____________      ____________
Total stockholders' equity          514,739,020       496,082,898
                                   ____________      ____________
Total liabilities and
     stockholders' equity          $626,869,635      $604,515,391
                                   ============      ============


Note: The balance sheet as of July 28, 1995 has been taken from the audited financial statements at that date, and condensed.

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
__________________________________________

                                        For the Quarters Ended
                                        ______________________
                                      October 27,     October 28,
                                         1995            1994
                                         ____            ____
Net sales                            $221,011,273    $184,947,701
Cost of goods sold                     73,607,311      61,389,938
                                     ____________    ____________
Gross profit on sales                 147,403,962     123,557,763
                                     ____________    ____________
Expenses:
  Store operations:
     Labor & other related expenses    73,949,014      60,620,088
     Other store operating expenses    33,330,893      27,309,321
  General and administrative           13,562,292      11,462,938
                                     ____________    ____________
  Total expenses                      120,842,199      99,392,347
                                     ____________    ____________
Operating income                       26,561,763      24,165,416
Interest expense                          179,367         244,959
Interest income                           703,947         879,680
                                     ____________    ____________
Income before income taxes             27,086,343      24,800,137
Provision for income taxes             10,292,810       9,200,851
                                     ____________    ____________
Net income                           $ 16,793,533    $ 15,599,286
                                     ============    ============
Earnings per share                   $        .28    $        .26
                                     ============    ============
Average common and common
  equivalent shares outstanding        60,621,289      60,592,156
                                     ============    ============
Dividends per common share           $       .005    $       .005
                                     ============    ============


See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
______________________________________________
                                                 For the Quarters Ended
                                                 ______________________
                                               October 27,     October 28,
                                                  1995            1994
                                                  ____            ____
Cash flows from operating activities:
  Net income                                  $16,793,533     $15,599,286
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                    7,862,844       6,469,656
     Loss on disposition of property
      and equipment                                 8,938          94,265
     Increase in inventories                  (12,184,499)     (8,664,475)
     Increase in other assets                    (100,920)        (41,846)
     Decrease in accounts payable              (3,482,938)     (2,122,564)
     Increase in other current assets
      and liabilities                           4,146,789       2,365,833
                                              ___________     ___________
  Net cash provided by operating activities    13,043,747      13,700,155
                                              ___________     ___________
Cash flows from investing activities:
  Purchase of short-term and long-term
   investments                                 (1,834,823)     (3,279,921)
  Proceeds from maturities of short-term
   and long-term investments                      402,728       5,755,273
  Purchase of property and equipment          (30,011,851)    (29,404,958)
  Proceeds from sale of property and
   equipment                                       20,013          23,115
                                              ___________     ___________
  Net cash used in investing activities       (31,423,933)    (26,906,491)
                                              ___________     ___________
Cash flows from financing activities:
  Proceeds from exercise of stock options       2,163,789         176,720
  Principal payments under long-term debt
   and capital lease obligations                  (27,632)        (23,445)
  Dividends on common stock                      (301,200)       (299,581)
                                              ___________      __________
  Net cash provided by (used in)
   financing activities                         1,834,957        (146,306)
                                              ___________      __________
Net decrease in cash and cash
  equivalents                                 (16,545,229)    (13,352,642)
Cash and cash equivalents,
  beginning of year                            48,123,914      47,305,523
                                              ___________     ___________
Cash and cash equivalents,
  end of quarter                              $31,578,685     $33,952,881
                                              ===========     ===========

Supplemental disclosures of cash flow
  information:
  Cash paid during the quarter for:
   Interest                                   $    11,749      $   11,603
   Income taxes                                 5,494,941       5,235,866

Supplemental schedule of noncash investing and financing activities:

  The Company purchased land during the quarter ended October 27,1995 for $2,700,000 in cash and $3,580,000 in a mortgage agreement, of which $1,790,000 is classified as other current liabilities at October 27, 1995.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________
NOTES TO CONDENSED FINANCIAL STATEMENTS
_______________________________________

1. Condensed Financial Statements
   ______________________________
  The condensed balance sheet as of October 27, 1995 and the related condensed statements of income and cash flows for the quarters ended October 27, 1995 and October 28, 1994, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 28, 1995.

  Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________
  The provision for income taxes for the quarter ended October 27, 1995 has been computed based on management's estimate of the tax rate for the entire fiscal year of 38.0%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rate for the quarter ended October 28, 1994 was 37.1% and for the entire fiscal year of 1995 was 37.3%.

3.  Seasonality
    ___________
  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended October 27, 1995 cannot be considered indicative of the operating results for the full fiscal year.

4.  Reclassifications
    _________________
  Certain reclassifications have been made in the first quarter fiscal 1995 financial statements to conform to the classifications used at fiscal year end 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________
  The following table highlights operating results for the first quarter of fiscal 1996 as compared to the fiscal 1995 first quarter:


                              Relationship to Net Sales
                                   Quarters Ended           Period to Period
                              10/27/95         10/28/94    Increase(Decrease)
                              ________         ________    __________________
Net sales:
  Restaurant                    79.0%            78.6%            20%
  Gift shop                     21.0%            21.4%            18%
                               ______           ______
     Total sales               100.0%           100.0%            19%

Cost of goods sold              33.3%            33.2%            20%

Expenses:
  Store operations:
    Labor & other related
     expenses                   33.5%            32.8%            22%
    Other store operating
     expenses                   15.1%            14.8%            22%
  General and administrative     6.1%             6.2%            18%
                               _____            _____
     Total expenses             54.7%            53.7%            22%

Operating income                12.0%            13.1%            10%
Interest expense                 0.1%             0.1%           (27%)
Interest income                  0.3%             0.5%           (20%)

Income before income taxes      12.3%            13.4%             9%
Provision for income taxes       4.7%             5.0%            12%

Net income                       7.6%             8.4%             8%



                              Same Store Sales Analysis
                               182 Store Average ($000)
                              _________________________
Restaurant                    $781.5           $765.8              2%
Gift shop                      208.3            207.9              0%
                              ______           ______

Restaurant & gift shop        $989.8           $973.7              2%
                              ======           ======

  Net sales for the first quarter of fiscal 1996 increased 19% over last year's first quarter. Same store restaurant sales increased 2.0%. Same store gift shop sales increased 0.2%. Total same store sales (restaurant and gift shop) increased 1.7%. Sales from new stores accounted for the remainder of the increase.

  Cost of goods sold as a percentage of net sales was 33.3% this year compared to 33.2% in the first quarter of last year. Cost of goods sold as a percentage of sales increased from the first quarter last year primarily due to a new menu which was implemented in May 1995, and also because of an increase in commodity prices over the first quarter of last year.

  Labor and other related expenses include all direct and indirect labor and related costs incurred in store operations. Labor expenses as a percentage of net sales were 33.5% this year compared to 32.8% last year. Labor expenses as a percentage of net sales increased from the first quarter last year primarily due to the continuing labor pressures as the costs to hire and retain employees continue to increase, unemployment rates remain low, and competition remains high in our industry. Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales were 15.1% this year versus 14.8% during the same quarter last year. The primary reason for the increase in other store operating expenses as a percent of net sales was an increase in the overall advertising budget due to developmental market advertising in an effort to build name awareness and other new initiatives to build brand loyalty in our core and growth markets.

  General and administrative expenses as a percentage of net sales decreased to 6.1% during the first quarter of this year from 6.2% during the first quarter of last year. The primary reason for the decrease was increased volume.

  Interest expense decreased to $179,367 for the quarter ended October 27, 1995 from $244,959 in the same quarter a year ago. The decrease was primarily due to lower average debt outstanding during the quarter ended October 27, 1995.

  Interest income decreased to $703,947 in this year's first quarter from $879,680 a year ago. The primary reason for the decrease in interest income was lower average funds available for investment which was partially offset by higher interest rates in fiscal 1996.

Liquidity and Capital Resources
_______________________________
  The Company's operating activities provided net cash of $13.0 million in the first quarter of fiscal 1996. Net income adjusted by depreciation and amortization provided most of the cash. Increases in inventories and decreases in accounts payable were partially offset by increases in other current assets and liabilities.

  Capital expenditures were $30.0 million in the first quarter of fiscal 1996. Land purchases and cost of new stores accounted for substantially all of these expenditures.

  The Company's internally generated cash and short-term investments were sufficient to finance all of its growth in the first quarter of fiscal 1996.

  The Company estimates that its capital expenditures for fiscal 1996 will be approximately $150 million, substantially all of which will be land purchases and cost of new stores, except for $8 million relating to the expansion of the gift shop distribution center to meet the increased demand from new stores. Management believes that cash, short-term and long-term investments at October 27, 1995, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1996 and its continued expansion plans through most of fiscal 1997. Presently, the Company has an unused revolving credit line of $15 million.

INDEPENDENT ACCOUNTANTS' REPORT


Cracker Barrel Old Country Store, Inc.

We have reviewed the accompanying condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of October 27, 1995, and the related condensed statements of income and cash flows for the quarters ended October 27, 1995 and October 28, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cracker Barrel Old Country Store, Inc. as of July 28, 1995, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 6, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 28, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Deloitte & Touche LLP
Nashville, Tennessee

December 6, 1995

                                  PART II


Item 1.  Legal Proceedings
         _________________
             None.


Item 2.  Changes in Securities
         _____________________
             None.


Item 3.  Defaults Upon Senior Securities
         _______________________________
             None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________
          A. The annual meeting of shareholders was held November 28, 1995.

          B. Election of Directors - The following represents directors whose terms of offices continued after the meeting: James C. Bradshaw, Robert V. Dale, Dan W. Evins, Edgar W. Evins, William
             D. Heydel, Robert C. Hilton, Charles E. Jones, Jr., Charles T. Lowe, Jr., B. F. Lowery, Gordon L. Miller, Martha M. Mitchell, James H. Stewart and Jimmie D. White. Ronald N. Magruder was elected to the board at this meeting.

          C. Other matters:

             Proposal 2 - Increase number of shares available under 1987 stock option plan. This proposal was to increase the number of shares available under the Company's 1987 Stock Option Plan from 8,550,607 to 11,550,607.

               Affirmative votes cast    40,939,740
                                         __________
               Negative votes cast        8,027,839
                                         __________
               Votes cast to abstain        399,724
                                         __________
               Broker non-votes           1,004,804
                                         __________
             Proposal 3 - Approval of appointment of auditors. This proposal was to approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 1996 fiscal year.

               Affirmative votes cast    49,861,744
                                         __________
               Negative votes cast          316,600
                                         __________
               Votes cast to abstain        193,763
                                         __________

             Proposal 4 - Shareholder proposal. This shareholder proposal requested the Board of Directors to consider and take action on a proposal of a certain shareholder, requesting that the Board

<page 11>


             of Directors prepare a report in which the primary emphasis would be to explore ways to link executive compensation to social issues.

               Affirmative votes cast     2,227,463
                                         __________
               Negative votes cast       28,719,993
                                         __________
               Votes cast to abstain        682,811
                                         __________
               Broker non-votes          18,741,840
                                         __________

             Proposal 5 - Shareholder proposal. This shareholder proposal requested the Board of Directors to consider and take action on a proposal of a certain shareholder, requesting that the Board of Directors prepare a report ascertaining the costs incurred by the Company due to the alleged "continuing controversy" regarding its policies towards gay men and lesbians.

               Affirmative votes cast     2,572,750
                                         __________
               Negative votes cast       27,350,065
                                         __________
               Votes cast to abstain      1,707,452
                                         __________
               Broker non-votes          18,741,840
                                         __________

          D. None.

Item 5.  Other Information
         _________________
             As announced on September 6, 1995, Jimmie D. White will retire as Senior Vice President - Finance and Chief Financial Officer as soon as his replacement is in place. Mr. White will remain on the Board of Directors.

             On November 27, 1995, the Company announced that Michael A. Woodhouse will join the Company as Senior Vice President - Finance and Chief Financial Officer effective December 11, 1995. Mr. Woodhouse (Age 50) was most recently Senior Vice President and Chief Financial Officer of Daka International, Inc. (Nasdaq/NM:DKAI), a leading supplier of food service management, vending operations and owner of Fuddruckers restaurants.

             Mr. Woodhouse joined Daka in 1993 as Vice President - Finance and in 1994 was promoted to Senior Vice President and Chief Financial Officer. At Daka he was responsible for all facets of the company's financial reporting and investor relations. Woodhouse is best known in the industry for his work with Steak & Ale Restaurants where he served as Executive Vice President and Chief Financial Officer during a period of substantial unit expansion. He is also known for his work as Executive Vice President and Chief Financial Officer of T.G.I. Friday's Inc. during its successful turnaround.

             On November 1, 1995, one store, located in Memphis, Tennessee, was closed. The closing will result in a one-time expense of approximately $500,000 effective in the second quarter of this year.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________
             Letter regarding unaudited financial information.

                           SIGNATURES
                           __________


  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





             CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  12/8/95      By/s/Jimmie D. White
       _______        ________________________________________
                      Jimmie D. White, Chief Financial Officer


Date:  12/8/95      By/s/Patrick A. Scruggs
       _______        _______________________________________
                      Patrick A. Scruggs, Assistant Treasurer

December 6, 1995



Cracker Barrel Old Country Store, Inc.
305 Hartmann Drive
Lebanon, TN  37087

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters ended October 27, 1995 and October 28, 1994, as indicated in our report dated December 6, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 27, 1995, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567 and 33-45482 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Deloitte & Touche LLP
Nashville, Tennessee