Form 10-Q
period 1996-01-26
CRACKER BARREL OLD COUNTRY STORE INC
filed 1996-03-08
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 26, 1996

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

     Yes X     No_


                60,431,557 Shares of Common Stock
                     Issued and Outstanding

                  PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
        ____________________

             CRACKER BARREL OLD COUNTRY STORE, INC.
                    CONDENSED BALANCE SHEETS

                (In thousands, except share data)

                                       January 26,    July 28,
                                          1996          1995
                                       (Unaudited)   (Audited)

ASSETS
Current Assets
  Cash and cash equivalents             $ 16,746     $ 48,124
  Short-term investments                  13,391       11,103
  Receivables                              2,916        3,193
  Inventories                             49,328       51,515
  Prepaid expenses                           489          912
  Deferred income taxes                    5,519        5,519
                                        ________     ________
    Total current assets                  88,389      120,366
                                        ________     ________

Property and equipment, net              527,979      479,518
Long-term investments                      1,007        4,038
Other assets                                 633          593
                                        ________     ________

Total assets                            $618,008     $604,515
                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      $ 17,858     $ 29,751
  Accrued expenses                        37,620       42,904
  Current portion of long-term debt        5,790        4,000
  Current portion of capital lease
    obligations                              111          111
                                        ________     ________
    Total current liabilities             61,379       76,766
                                        ________     ________

Long-term debt                            17,290       19,500
Capital lease obligations                  1,543        1,598
Deferred income taxes                     10,568       10,568

Stockholders' equity:
  Common stock - $.50 par value,          30,155       29,996
    authorized 150,000,000 shares,
    issued and outstanding 60,310,772
    at January 26, 1996 and 59,992,047
    at July 28, 1995
  Additional paid-in capital             197,681      195,421
  Retained earnings                      299,392      270,666
                                        ________     ________

    Total stockholders' equity           527,228      496,083
                                        ________     ________

Total liabilities and stockholders'
  equity                                $618,008     $604,515
                                        ========     ========

See notes to financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                      CONDENSED STATEMENTS OF INCOME

                     (In thousands, except share data)
                                (Unaudited)


                           Quarters Ended             Six Months Ended
                       January 26,  January 27,   January 26,  January 27,
                          1996         1995          1996         1995
                          ____         ____          ____         ____

Net sales:
  Restaurant            $162,593     $138,317      $337,150     $283,738
  Gift shop               56,891       50,306       103,345       89,833
                        ________     ________      ________     ________
    Total net sales      219,484      188,623       440,495      373,571
                        ________     ________      ________     ________

Cost of goods sold        80,629       68,149       154,236      129,539
                        ________     ________      ________     ________

Gross profit on sales    138,855      120,474       286,259      244,032

Expenses:
  Labor & related
    expenses              72,347       61,669       146,296      122,270
  Other store operating
    expenses              34,096       28,335        67,427       55,664
  General and
    administrative        12,682       11,470        26,244       22,933
                        ________     ________      ________     ________

    Total expenses       119,125      101,474       239,967      200,867
                        ________     ________      ________     ________

Operating income          19,730       19,000        46,292       43,165
Interest expense              82          277           261          522
Interest income              569          868         1,273        1,748
                        ________     ________      ________     ________

Pretax income             20,217       19,591        47,304       44,391
Provision for income
  taxes                    7,682        7,268        17,976       16,469
                        ________     ________      ________     ________

Net income              $ 12,535     $ 12,323      $ 29,328     $ 27,922
                        ========     ========      ========     ========

Earnings per share      $   0.21     $   0.20      $   0.48     $   0.46
                        ========     ========      ========     ========
Weighted average
  common shares and
  equivalents          60,630,474   60,487,373    60,625,881   60,539,765
                       ==========   ==========    ==========   ==========

Dividends per share     $  0.005     $  0.005      $  0.010     $  0.010
                        ========     ========      ========     ========


See notes to financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)


                                                      Six Months Ended
                                                 January 26,      January 27,
                                                    1996             1995
                                                    ____             ____
Cash flows from operating activities:
  Net income                                      $29,328          $27,922
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                       16,098           13,350
     Gain on disposition of property and equipment   (144)             (91)
     Decrease(increase) in inventories              2,187             (215)
     Increase in other assets                         (40)             (56)
     Decrease in accounts payable                 (11,893)          (3,828)
     Decrease in other current assets
      and liabilities                              (4,584)          (5,102)
                                                  _______          _______
  Net cash provided by operating activities        30,952           31,980
                                                  _______          _______

Cash flows from investing activities:
  Purchase of investments                          (1,937)          (3,280)
  Proceeds from maturities of investments           2,680           17,207
  Purchase of property and equipment              (61,672)         (59,111)
  Proceeds from sale of property and equipment        837              845
                                                  _______          _______
  Net cash used in investing activities           (60,092)         (44,339)
                                                  _______          _______

Cash flows from financing activities:
  Proceeds from exercise of stock options           2,419              350
  Principal payments under long-term debt
   and capital lease obligations                   (4,055)          (3,547)
  Dividends on common stock                          (602)            (599)
                                                  _______          _______
  Net cash used in financing activities            (2,238)          (3,796)
                                                  _______          _______

Net decrease in cash and cash equivalents         (31,378)         (16,155)

Cash and cash equivalents, beginning of year       48,124           47,306
                                                  _______          _______

Cash and cash equivalents, end of quarter         $16,746          $31,151
                                                  =======          =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the six months for:
   Interest                                       $ 1,139          $ 1,373
   Income taxes                                    23,915           23,434

Supplemental schedule of noncash investing and financing activities:

  The Company purchased land during the quarter ended October 27, 1995 for $2,700 in cash and $3,580 in a mortgage agreement, of which $1,790 is classified as current portion of long-term debt as of January 26, 1996.

See notes to financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Condensed Financial Statements
   ______________________________

  The condensed balance sheet as of January 26, 1996 and the related condensed statements of income and cash flows for the quarters and six-month periods ended January 26, 1996 and January 27, 1995, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 28, 1995.

  Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________

  The provision for income taxes for the quarter and six-month period ended January 26, 1996 has been computed based on management's estimate of the tax rate for the entire fiscal year of 38.0%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rate for the quarter and six-month period ended January 27, 1995 was 37.1% and for the entire fiscal year of 1995 was 37.3%.

3.  Seasonality
    ___________

  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 26, 1996 cannot be considered indicative of the operating results for the full fiscal year.

4.  Reclassifications
    _________________

  Certain reclassifications have been made in the quarter and six-month period ended January 27, 1995 financial statements to conform to the classifications used at fiscal year end 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands)


RESULTS OF OPERATIONS

  The following table highlights operating results for the quarter and six-month period ended January 26, 1996 as compared to the same periods a year ago:

                                   Quarters Ended           Six Months Ended
                               January 26,  January 27,   January 26,  January 27,
                                  1996         1995          1996         1995
                                  ____         ____          ____         ____
Net sales:
  Restaurant                      74.1%        73.3%         76.5%        76.0%
  Gift shop                       25.9         26.7          23.5         24.0
                                 _____        _____         _____        _____

    Total net sales              100.0%       100.0%        100.0%       100.0%

Cost of goods sold                36.7         36.1          35.0         34.7

Gross profit                      63.3         63.9          65.0         65.3

Expenses:
  Labor & related expenses        33.0         32.7          33.2         32.7
  Other store operating
   expenses                       15.5         15.0          15.3         14.9
  General and administrative       5.8          6.1           6.0          6.1

     Total expenses               54.3         53.8          54.5         53.8

Operating income                   9.0         10.1          10.5         11.6
Interest expense                   0.0          0.1           0.1          0.1
Interest income                    0.3          0.5           0.3          0.5

Pretax income                      9.2         10.4          10.7         11.9
Provision for income taxes         3.5          3.9           4.1          4.4

Net income                         5.7%         6.5%          6.7%         7.5%



                                        Same Store Sales Analysis
                                            181 Store Average
                                            _________________

Restaurant                      $703.5       $693.3      $1,486.4     $1,460.4
Gift shop                        242.7        252.1         451.6        460.7
                                ______       ______      ________     ________

Restaurant & gift shop          $946.2       $945.4      $1,938.0     $1,921.1
                                ======       ======      ========     ========

Sales
_____

  Net sales for the second quarter of fiscal 1996 increased 16% over last year's second quarter. Same store restaurant sales increased 1.5%. Same store gift shop sales decreased 3.7%. Total same store sales (restaurant and gift shop) increased .1%. Net sales for the six months ended January 26, 1996, increased 18% over the six-month period ended January 27, 1995. Same store restaurant sales increased 1.8% and same store gift shop sales decreased 2.0%. Total same store sales (restaurant and gift shop) increased
 .9%. Sales from new stores accounted for the remainder of the increase. Sales during the quarter were negatively affected by extreme winter weather conditions.

Cost of Goods Sold
__________________

  Cost of goods sold as a percentage of net sales was 36.7% this year compared to 36.1% in the second quarter of last year. For the six months ended January 26, 1996, cost of goods sold as a percentage of net sales was 35.0% compared to 34.7% for the same period a year ago. Cost of goods sold as a percentage of sales for the second quarter and six months increased from the same periods last year primarily due to a new menu which was implemented in May 1995, and also because of operating inefficiencies in the stores due to the extreme winter weather conditions.

Labor and Related Expenses
__________________________

  Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor expenses as a percentage of net sales were 33.0% for the second quarter of this year compared to 32.7% for the second quarter of last year. For the six months ended January 26, 1996, labor expenses as a percentage of net sales were 33.2% compared to 32.7% for the same period last year. Labor expenses as a percentage of net sales increased from the second quarter and six months of last year primarily due to the continuing labor pressures as the costs to hire and retain employees continued to increase, unemployment rates remained low, and competition remained high in the industry.

Other Store Operating Expenses
______________________________

   Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales were 15.5% this year versus 15.0% during the same quarter last year. For the six months ended January 26, 1996, other store operating expenses as a percentage of net sales were 15.3% compared to 14.9% for the same period last year. The primary reason for the increase in other store operating expenses as a percentage of net sales for the quarter and six months was a $500 charge for the closure of one store in Memphis, Tennessee. Advertising expenses as a percentage of net sales also accounted for part of the increase as a result of an increase in developmental market advertising in an effort to build name awareness. We have also taken on other initiatives in our overall advertising efforts to continue to build brand loyalty in our core and growth markets.

General and Administrative Expenses
___________________________________

  General and administrative expenses as a percentage of net sales decreased to 5.8% during the second quarter of this year from 6.1% during the second quarter of last year. For the six months ended January 26, 1996, general and administrative expenses were 6.0% of net sales as compared to 6.1% during the same period last year. The primary reason for the decrease was increased volume.

Interest Expense
________________

  Interest expense decreased to $82 and $261 for the quarter and six-month periods ended January 26, 1996 from $277 and $522, respectively, for the same periods a year ago. The decrease was primarily due to lower average debt outstanding during the quarter and six-month periods ended January 26, 1996.

Interest Income
_______________

  Interest income decreased to $569 and $1,273 for the quarter and six-month periods ended January 26, 1996 from $868 and $1,748, respectively, for the same periods a year ago. The primary reason for the decrease in interest income was lower average funds available for investment which was partially offset by higher interest rates in fiscal 1996.

Liquidity and Capital Resources
_______________________________

  The Company's operating activities provided net cash of $30,952 for the six months ended January 26, 1996. Net income adjusted by depreciation and amortization provided most of the cash. Decreases in accounts payable and other current assets and liabilities were partially offset by decreases in inventories.

  Capital expenditures were $61,672 for the first six months of fiscal 1996. Land purchases and cost of new stores accounted for substantially all of these expenditures, except for approximately $1,923 for the expansion of the gift shop distribution center. Capitalized interest was $527 and $979 for the quarter and six months ended January 26, 1996, respectively, as compared to $502 and $988 for the same periods a year ago.

  The Company's internally generated cash and investments were sufficient to finance all of its growth in the first six months of fiscal 1996.

  The Company estimates that its capital expenditures for fiscal 1996 will be approximately $150,000, substantially all of which will be land purchases and cost of new stores, except for $8,000 relating to the expansion of the gift shop distribution center to meet the increased demand from new stores. Management believes that cash and investments at January 26, 1996, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1996 and its continued expansion plans through most of fiscal 1997. Presently, the Company has an unused revolving credit line of $15,000.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of January 26, 1996, and the related condensed statements of income and cash flows for the quarters and six-month periods ended January 26, 1996 and January 27, 1995. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP
Nashville, Tennessee
March 6, 1996

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

          B. Election of Directors: Previously reported.

          C. Other Matters: Previously reported.

Item 5.  Other Information
         _________________

             None.

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

             Letter regarding unaudited financial information.

                           SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





             CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  3/8/96       By/s/Michael A. Woodhouse
       ______         _____________________________________________
                      Michael A. Woodhouse, Chief Financial Officer




Date:  3/8/96       By/s/Patrick A. Scruggs
       ______         _____________________________________________
                      Patrick A. Scruggs, Assistant Treasurer

March 6, 1996



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, TN  37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and six-month periods ended January 26, 1996 and January 27, 1995, as indicated in our report dated March 6, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended January 26, 1996, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


Deloitte & Touche LLP
Nashville, Tennessee