Form 10-Q
period 1996-04-26
CRACKER BARREL OLD COUNTRY STORE INC
filed 1996-06-07
CIK 25373

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 26, 1996

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

     Yes X     No_


                60,567,606 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements

             CRACKER BARREL OLD COUNTRY STORE, INC.
                    CONDENSED BALANCE SHEETS
                (In thousands, except share data)

                                     April 26,           July 28,
                                       1996                1995
                                       ____                ____
ASSETS                              (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents          $ 23,673           $ 48,124
  Short-term investments                6,608             11,103
  Receivables                           3,284              3,193
  Inventories                          57,181             51,515
  Prepaid expenses                        318                912
  Deferred income taxes                 5,519              5,519
                                     ________           ________
     Total current assets              96,583            120,366
                                     ________           ________

  Property and equipment,net          548,135            479,518
  Long-term investments                   565              4,038
  Other assets                            729                593
                                     ________           ________

Total assets                         $646,012           $604,515
                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $ 23,757           $ 29,751
  Accrued expenses                     45,911             42,904
  Current portion of long-term debt     4,000              4,000
  Current portion of capital lease
     obligations                          111                111
                                     ________           ________
     Total current liabilities         73,779             76,766
                                     ________           ________

Long-term debt                         15,500             19,500
Capital lease obligations               1,515              1,598
Deferred income taxes                  10,568             10,568

Stockholders' equity:
  Common stock - $.50 par value,       30,255             29,996
     authorized 150,000,000 shares,
     issued and outstanding 60,510,857
     at April 26, 1996 and 59,992,047
     at July 28, 1995
  Additional paid-in capital          199,054            195,421
  Retained earnings                   315,341            270,666
                                     ________           ________

     Total stockholders' equity       544,650            496,083
                                     ________           ________

Total liabilities and stockholders'
  equity                             $646,012           $604,515
                                     ========           ========



See notes to condensed financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                      CONDENSED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)


                                Quarters Ended         Nine Months Ended
                              April 26,  April 28,   April 26,  April 28,
                                1996       1995         1996       1995
                                ____       ____         ____       ____

Net sales:
  Restaurant                  $176,740   $151,576    $513,890   $435,313
  Gift shop                     43,839     36,730     147,184    126,564
                              ________   ________    ________   ________

     Total sales               220,579    188,306     661,074    561,877

Cost of goods sold              74,013     60,831     228,249    190,370
                              ________   ________    ________   ________

Gross profit on sales          146,566    127,475     432,825    371,507

Labor & related expenses        74,542     63,828     220,838    186,097
Other store operating expenses  32,956     29,080     100,383     84,744
General and administrative      13,279     11,156      39,523     34,089
                              ________   ________    ________   ________

     Total expenses            120,777    104,064     360,744    304,930
                              ________   ________    ________   ________

Operating income                25,789     23,411      72,081     66,577
Interest expense                     7        200         268        723
Interest income                    429        728       1,703      2,475
                              ________   ________    ________   ________

Pretax income                   26,211     23,939      73,516     68,329
Provision for income taxes       9,960      8,882      27,936     25,350
                              ________   ________    ________   ________

Net income                    $ 16,251   $ 15,057    $ 45,580   $ 42,979
                              ========   ========    ========   ========

Earnings per share            $    .27   $    .25    $    .75   $    .71
                              ========   ========    ========   ========

Weighted average shares         60,858     60,550      60,703     60,543
                              ========   ========    ========   ========

Dividends per share           $   .005   $   .005    $   .015   $   .015
                              ========   ========    ========   ========


See notes to condensed financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                    Nine Months Ended
                                                 April 26,      April 28,
                                                   1996           1995
                                                   ____           ____
Cash flows from operating activities:
  Net income                                     $45,580        $42,979
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                      23,816         20,611
     Gain on disposition of property
      and equipment                                  (63)          (101)
     Increase in inventories                      (5,666)        (4,157)
     Increase in other assets                       (136)          (164)
     Decrease in accounts payable                 (5,994)        (2,993)
     Increase(decrease) in other current
      assets and liabilities                       3,510           (225)
                                                 _______        _______
  Net cash provided by operating activities       61,047         55,950
                                                 _______        _______

Cash flows from investing activities:
  Purchase of short-term and long-term
   investments                                    (4,011)        (4,280)
  Proceeds from maturities of short-term and
   long-term investments                          11,979         25,150
  Purchase of property and equipment             (93,261)       (85,594)
  Proceeds from sale of property and equipment       891            897
                                                 _______        _______
  Net cash used in investing activities          (84,402)       (63,827)
                                                 _______        _______

Cash flows from financing activities:
  Proceeds from exercise of stock options          3,892            685
  Principal payments under long-term debt
   and capital lease obligations                  (4,083)        (3,570)
  Dividends on common stock                         (905)          (899)
                                                 _______        _______
  Net cash used in financing activities           (1,096)        (3,784)
                                                 _______        _______

Net decrease in cash and cash equivalents        (24,451)       (11,661)

Cash and cash equivalents, beginning of period    48,124         47,306
                                                 _______        _______

Cash and cash equivalents, end of period         $23,673        $35,645
                                                 =======        =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the nine months for:
   Interest                                      $ 1,147        $ 1,381
   Income taxes                                   28,185         29,316


See notes to condensed financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________

NOTES TO CONDENSED FINANCIAL STATEMENTS
_______________________________________

1.  Condensed Financial Statements
    ______________________________

  The condensed balance sheet as of April 26, 1996 and the related condensed statements of income and of cash flows for the quarters and nine-month periods ended April 26, 1996 and April 28, 1995, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended July 28, 1995.

  Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________

  The provision for income taxes for the quarter and nine-month period ended April 26, 1996 has been computed based on management's estimate of the tax rate for the entire fiscal year of 38.0%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rate for the quarter and nine-month period ended April 28, 1995 was 37.1% and for the entire fiscal year of 1995 was 37.3%.

3.  Seasonality
    ___________

  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended April 26, 1996 cannot be considered indicative of the operating results for the full fiscal year.

4.  Reclassifications
    _________________

  Certain reclassifications have been made in the quarter and nine-month period ended April 28, 1995 condensed financial statements to conform to the classifications used at fiscal year end 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (In thousands)


Results of Operations

  The following table highlights operating results for the quarter and nine months ended April 26, 1996 as compared to the same periods a year ago:


                            Quarters Ended         Nine Months Ended
                         April 26,  April 28,     April 26,  April 28,
                           1996       1995          1996       1995
                           ____       ____          ____       ____
Net sales:
  Restaurant               80.1%      80.5%         77.7%      77.5%
  Gift shop                19.9       19.5          22.3       22.5
                          _____      _____         _____      _____

     Total sales          100.0      100.0         100.0      100.0

Cost of goods sold         33.6       32.3          34.5       33.9
                          _____      _____         _____      _____

Gross profit on sales      66.4       67.7          65.5       66.1

Labor & related expenses   33.8       33.9          33.4       33.1
Other store operating
  expenses                 14.9       15.5          15.2       15.1
General and administrative  6.0        5.9           6.0        6.1
                          _____      _____         _____      _____

     Total expenses        54.7       55.3          54.6       54.3
                          _____      _____         _____      _____
Operating income           11.7       12.4          10.9       11.8
Interest expense            0.0        0.1           0.0        0.1
Interest income             0.2        0.4           0.2        0.4
                          _____      _____         _____      _____

Pretax income              11.9       12.7          11.1       12.1
Provision for income taxes  4.5        4.7           4.2        4.5
                          _____      _____         _____      _____

Net income                  7.4%       8.0%          6.9%       7.6%
                          =====      =====         =====      =====



                                    Same Store Sales Analysis
                                        181 Store Average
                                        _________________

Restaurant                $739.9     $728.9       $2,226.3   $2,189.2
Gift shop                  183.0      176.4          634.5      637.1
                          ______     ______       ________   ________

Restaurant & gift shop    $922.9     $905.3       $2,860.8   $2,826.3
                          ======     ======       ========   ========

Sales
_____

  Net sales for the third quarter of fiscal 1996 increased 17% compared to last year's third quarter. Same store restaurant sales increased 1.5% and same store gift shop sales increased 3.7%. Total same store sales (restaurant and gift shop) increased 1.9%. Sales from new stores opened in fiscal 1995 and fiscal 1996 represented the remainder of the increase in net sales for the third quarter. Net sales for the nine months ended April 26, 1996, increased 18% compared to the nine-month period ended April 28, 1995. Same store restaurant sales increased 1.7% and same store gift shop sales decreased .4%. Total same store sales (restaurant and gift shop) increased 1.2%. Sales from new stores opened in fiscal 1995 and fiscal 1996, partially offset by the closing of one store in Memphis, TN during the second quarter of fiscal 1996, represented the remainder of the increase in net sales for the nine months. Sales were negatively impacted from December fiscal 1996 through the early part of the third quarter by extreme winter weather conditions.

Cost of Goods Sold
__________________

  Cost of goods sold as a percentage of net sales for the third quarter of fiscal 1996 was 33.6% compared to 32.3% in the third quarter of last year. The primary reasons for the increase in the third quarter were a new menu which was implemented in May 1995 and operating inefficiencies in the restaurants due to the extreme winter weather conditions in the early part of the quarter this year. For the nine months ended April 26, 1996, cost of goods sold as a percentage of net sales was 34.5% compared to 33.9% for the same period a year ago. Cost of goods sold as a percentage of sales increased from the same period last year primarily due to a new menu which was implemented in May 1995 and to operating inefficiencies in the restaurants due to the extreme winter weather conditions as compared to the same period last year.

Labor and Related Expenses
__________________________

  Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales decreased to 33.8% in the third quarter this year from 33.9% in the third quarter of last year primarily due to increased productivity in the stores. For the nine months ended April 26, 1996, labor and related expenses as a percentage of net sales increased to 33.4% compared to 33.1% for the same period last year primarily due to the continuing labor cost pressures as the costs to hire and retain employees continued to increase, unemployment rates remained low, and competition remained high in the industry.

Other Store Operating Expenses
______________________________

  Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales were 14.9% this year versus 15.5% during the same quarter last year. The primary reason for the decrease in other store operating expenses as a percentage of net sales was a decrease in general liability expenses because of better claims experience versus the prior year. For the nine months ended April 26, 1996, other store operating expenses as a percentage of net sales were 15.2% compared to 15.1% for the same period last year. The primary reasons for the increase in other store operating expenses as a percent of net sales were a $500 charge for the closure of one store in Memphis, Tennessee during the second quarter and the continued expenses of marketing initiatives such as television advertising, the "Cracker Barrel Neighborhood" frequency program and a revised menu.
These increases were partially offset by a decrease in general liability expenses because of better claims experience versus last year.

General and Administrative Expenses
___________________________________

  General and administrative expenses as a percentage of net sales increased to 6.0% during the third quarter of this year from 5.9% during the third quarter of last year. The primary reasons for the increase were additions to the complement in the information services and marketing departments to support the continued growth of the business. For the nine months ended April 26, 1996, general and administrative expenses were 6.0% of net sales as compared to 6.1% during the same period last year. The primary reasons for the decrease during the nine months ended April 26, 1996 were increased sales volume and lower management turnover at the store level which reduced management training costs.

Interest Expense
________________

  Interest expense decreased to $7 and $268 for the quarter and nine-month periods ended April 26, 1996 from $200 and $723, respectively, for the same periods a year ago. The decrease was primarily due to lower average debt outstanding during the quarter and nine-month periods ended April 16, 1996 and an increase in capitalized interest related to the increase in new stores opened from 9 and 29 for the quarter and nine-month periods ended April 28, 1995, respectively, to 13 and 33 for the same periods this year.

Interest Income
_______________

  Interest income decreased to $429 and $1,703 for the quarter and nine-month periods ended April 26, 1996 from $728 and $2,475, respectively, for the same periods a year ago. The primary reason for the decrease in interest income was lower average funds available for investment.

Liquidity and Capital Resources
_______________________________

  The Company's operating activities provided net cash of $61,047 for the nine months ended April 26, 1996. Net income adjusted by depreciation and amortization provided most of the cash. Increases in inventories and decreases in accounts payable were partially offset by increases in other current assets and liabilities.

  Capital expenditures were $93,261 for the first nine months of fiscal 1996. Land purchases and the construction of new stores accounted for substantially all of these expenditures, except for approximately $3,500 for the expansion of the gift shop distribution center. Capitalized interest was $528 and $1,507 for the quarter and nine months ended April 26, 1996, respectively, as compared to $444 and $1,432 for the same periods a year ago.

  The Company's internally generated cash, short-term and long-term investments were sufficient to finance all of its growth in the first nine months of fiscal 1996.

  The Company estimates that its capital expenditures for fiscal 1996 will be approximately $140,000, substantially all of which will be land purchases and the construction of new stores, except for $8,000 relating to the expansion of the gift shop distribution center to meet the increased demand from new stores. Management believes that cash, short-term and long-term investments at April 26, 1996, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion in fiscal 1996 and its continued expansion plans through most of fiscal 1997. Presently, the Company has an unused revolving credit line of $15,000.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of April 26, 1996, and the related condensed statements of income and cash flows for the quarters and nine-month periods ended April 26, 1996 and April 28, 1995. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
June 5, 1996

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





             CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  6/7/96       By /s/Michael A. Woodhouse
       ______         _____________________________________________
                      Michael A. Woodhouse, Chief Financial Officer




Date:  6/7/96       By /s/Patrick A. Scruggs
       ______         _____________________________________________
                      Patrick A. Scruggs, Assistant Treasurer

June 5, 1996



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and nine-month periods ended April 26, 1996 and April 28, 1995, as indicated in our report dated June 5, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 26, 1996, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms
S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee