Form 10-K
period 1996-08-02
CRACKER BARREL OLD COUNTRY STORE INC
filed 1996-10-25
CIK 25373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                __________

                                 FORM 10-K
(Mark One)
[x]  Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934 (Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from _________ to _________

For fiscal year ended                             Commission file number
August 2, 1996                                         0-7536

                                __________

                  CRACKER BARREL OLD COUNTRY STORE, INC.
          (Exact name of registrant as specified in its charter)

          Tennessee                                    62-0812904
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

Hartmann Drive,  P.O. Box 787                          37088-0787
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No  _
The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,378,944,681 as of September 30, 1996.

                              60,612,953
____________________________________________________________________________
(Number of shares of common stock outstanding as of September 30, 1996.)

                    Documents Incorporated by Reference
                    ___________________________________

Document from which Portions                 Part of Form 10-K
are Incorporated by Reference               to which incorporated
_____________________________               _____________________

1.   Annual Report to Shareholders           Items 6, 7 and 8
     for the fiscal year ended
     August 2, 1996
2.   Proxy Statement for Annual              Part III
     Meeting of Shareholders
     to be held November 26, 1996

                                  PART I

ITEM 1. BUSINESS

Overview

     Cracker Barrel Old Country Store, Inc. (the "Company" or "Cracker Barrel") was incorporated in October 1969 under the laws of the State of Tennessee. The Company owns and operates 267 full service "country store" restaurants which are primarily located in the southeast, midwest, mid-atlantic and southwest United States. The majority of stores are located along interstate highways, however, six stores are located at "tourist destinations". The restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of items specializing in hand-blown glassware, cast iron cookware, toys and wood crafts as well as various old fashioned candies, jellies and other foods. The Company considers its store operations to constitute an integrated, single line of business.

     As announced on August 21, 1996, the Company took a one-time charge related to store closures and other write-offs. The details related to this charge are included in Note 1 under "Store closing costs" on pages 25 and 26 of the Company's 1996 Annual Report.

Operations

     Store Format: The format of Cracker Barrel stores consists of a rustic, country store style building. All stores are free standing buildings with adequate parking facilities and standard landscaping. Store interiors are subdivided into a dining room consisting of approximately 23% of the total interior store space, a retail shop consisting of approximately 21% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have wood-burning fireplaces and are decorated with antique-style furnishings and other authentic items of the past similar to those used and sold in original old country stores. The kitchens contain modern food preparation and storage equipment allowing for extensive flexibility in menu variation and development.

     Products: Cracker Barrel's restaurants offer rural American cooking featuring the Company's own recipes. In keeping with the Company's emphasis on authenticity and quality, Cracker Barrel restaurants prepare menu selections on the premises. The Company's restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Most items may be ordered at any time throughout the day. Breakfast items include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, with prices for a breakfast meal ranging from $2.59 to $7.49. Lunch and dinner items include country ham, chicken, fish, steak, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, homemade soups and specialty items such as beef stew with muffins. Lunches and dinners range in price from $2.99 to $14.99. The Company from time to time increases its prices and increased its menu prices approximately 2% in November 1995 and 1% in May 1996.

     The retail stores, which are decorated with antique signs, primitive tools and other memorabilia in a turn-of-the-century atmosphere, offer a wide variety of items consisting primarily of hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other foodstuffs. Many of the candy items, smoked bacon, jellies and jams along with other high quality products are sold under the Cracker Barrel Old Country Store brand name.

     Product Merchandising: Cracker Barrel maintains a product development department which develops new and improved menu items in response to shifts in customer preferences. Company merchandising specialists are involved on a continuing basis in selecting and positioning of merchandise in the retail shop. Management believes that the Company has adequate flexibility to meet future shifts in consumer preference on a timely basis.

     Store Management: Store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 109 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the pre-tax profits of their store when meeting or exceeding predetermined performance criteria. To assure that individual stores are operated at a high level of quality, the Company emphasizes the selection and training of store managers and has a level of District Management to support individual store managers.

     The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, the Company conducts testing which it believes is important in selecting those applicants best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of nine weeks of in-store training and two weeks of training at the Company's Lebanon, Tennessee facility. This program allows new managers the opportunity to become familiar with the Company's operations, management objectives, controls and evaluation criteria before assuming management responsibility.

     Purchasing and Distribution: Cracker Barrel negotiates directly with food vendors as to price and other material terms of most food purchases. The Company purchases the majority of its food products and restaurant supplies on a cost-plus basis through a distributor headquartered in Nashville, Tennessee with custom distribution centers in Lebanon, Tennessee, Dallas, Texas and Gainesville, Florida. The distributor is responsible for placing food orders and warehousing and delivering food products to the Company's stores. This distributor is not affiliated with the Company. Certain perishable food items are purchased locally by the Company's stores.

     The majority of retail items are purchased directly by Cracker Barrel, warehoused at its Lebanon distribution center and shipped to the stores.

     As announced on July 1, 1996, the Company has informed the distributor of its plans to solicit bids for separate long-term contracts related to the distribution of foodservice products and retail merchandise to the Company's stores. The Company expects to make the final decision before the end of calendar 1996.

     The single food category accounting for the largest share (approximately 14%) of the Company's food purchasing expense is pork. The single food item within the pork category accounting for the largest share of the Company's food purchasing expense is country ham. The Company presently purchases its pork food items through ten vendors and its country ham through two vendors. Should any pork items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

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

     Marketing: New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume. To effectively reach consumers in the primary trade area for each Cracker Barrel store and also interstate travelers and tourists, outdoor advertising is the primary advertising media utilized, accounting for approximately 50% of advertising expenditures. The Company utilizes various types of media, such as television, in its core markets to maintain customer awareness. Outside of its core markets, other types of media, such as radio and print, are used in an effort to increase name awareness and to build brand loyalty.

     Seasonal Aspects: Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months.

     Working Capital: Since substantially all sales in the restaurant industry are for cash, the Company, like most other restaurant companies, is able to, and may from time to time, operate with negative working capital. Inventories are generally financed from normal trade credit aided by rapid turnover of the restaurant inventory.

Expansion

     The Company opened forty-three new stores in fiscal 1996. Five of the stores are located on: Interstate 10 in Goodyear, Arizona, Moss Point, Mississippi, Crestview, Florida, El Paso, Texas, and Las Cruces, New Mexico; Interstate 95 in Ashland, Virginia, Stuart, Florida, Smithfield, North Carolina, Dumfries, Virginia, and Vero Beach, Florida; four are located on:
Interstate 40 in Hickory, North Carolina, Conway, Arkansas, Jackson, Tennessee, and Clemmons, North Carolina; Interstate 81 in Harrisonburg and Troutville, Virginia, Chambersburg, Pennsylvania, and Martinsburg, West Virginia; three are located on: Interstate 65 in Gardendale and Prattville, Alabama, and Edinburgh, Indiana; two are located on: Interstate 4 in Orlando and Seffner, Florida; Interstate 20 in Pearl, Mississippi, and West Monroe, Louisiana; Interstate 25 in Loveland, Colorado and Albuquerque, New Mexico; Interstate 35 in DeSoto, Texas and Olathe, Kansas, and one each is located on: Intersate 29/80 in Council Bluffs, Iowa, Highway 360 in Arlington, Texas, Interstate 26 in Hendersonville, North Carolina, Interstate 30 in Bryant, Arkansas, Interstate 45 in Conroe, Texas, Interstate 57 in Bradley, Illinois, Interstate 66 in Manassas, Virginia, Interstate 70 in St. Charles, Missouri, Interstate 71 in Medina, Ohio, Interstate 72 in Decatur, Illinois, Interstate 85 in Concord, North Carolina, Interstate 90 in Rockford, Illinois, Interstate 94 in Kalamazoo, Michigan, and Intersate 270 in Frederick, Maryland.

     The Company plans to open fifty new stores by the end of fiscal 1997. Ten of the stores are already open: two are on Interstate 95 in Boynton Beach, Florida and Fayetteville, North Carolina, and there is one each on Interstate 55 in Romeoville, Illinois, Interstate 59 in Tuscaloosa, Alabama, Interstate 71 in LaGrange, Kentucky, Interstate 78 in Fogelsville, Pennsylvania, Interstate 81 in Watertown, New York, Interstate 90 in Erie, Pennsylvania, Interstate 96 in Brighton, Michigan, and Interstate 275 in Forest Park, Ohio.

     Prior to committing to a new location, the Company performs extensive reviews of various available sites, gathering approximate cost, demographic and traffic data. This information is entered into a newly developed model to help with the decision on building a store. The Company utilizes in-house engineers to consult on architectural plans, to develop engineering plans and to oversee new construction. The Company is currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

     It is the Company's preference to own its restaurant properties. The Company presently owns 250 of its 267 restaurant properties. The other 17 properties are either ground leases or ground and building leases.
Currently, average cost for a new store is approximately $1,100,000 for land and sitework, $800,000 for building, and $650,000 for equipment. The current store size is approximately 10,000 square feet with 184 seats in the restaurant.

Employees

     As of August 2, 1996, Cracker Barrel employed 31,683 people, of whom 188 were in advisory and supervisory capacities, 1,757 were in store management positions and 16 were officers of the Company. Many of the restaurant personnel are employed on a part-time basis. The Company has an incentive plan for its hourly employees which is intended to lower turnover and to increase productivity by providing a defined career path through testing and ranking of employees. The Company's employees are not represented by any union, and management considers its employee relations to be good.

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

Trademarks

     The Company owns certain registered copyrights, patents and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, and other aspects of operations. The Company believes that the use of these names have some value in maintaining the atmosphere and public acceptance of its mode of operations.

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

     The Company utilizes approximately 190,000 square feet of office space and 400,000 square feet of warehouse facilities. Management feels that the current amount of office space is sufficient to meet the Company's needs through the end of the fiscal 1998.

     In addition to the corporate facilities, the Company owns or leases the following properties:

State                                Owned                   Leased
_____                         ___________________      ____________________
                              Land      Buildings      Land       Buildings
                              ____      _________      ____       _________
Tennessee                      26          28            8            5
Florida                        24          24            -            -
Georgia                        17          17            2            2
Illinois                       18          19            1            -
Texas                          17          17            -            -
Ohio                           14          15            1            -
Indiana                        15          15            -            -
North Carolina                 14          15            1            -
Virginia                       13          13            -            -
Kentucky                       11          11            2            2
Alabama                        11          11            1            1
Michigan                       12          12            -            -
Missouri                       10          10            -            -
South Carolina                  7           8            2            1
Mississippi                     5           5            -            -
Louisiana                       5           5            -            -
Wisconsin                       6           4            -            -
Pennsylvania                    4           4            -            -
Minnesota                       4           3            -            -
West Virginia                   3           3            -            -
Colorado                        3           3            -            -
Iowa                            3           3            -            -
Arkansas                        2           2            -            -
New Mexico                      2           2            -            -
Kansas                          2           2            -            -
Oklahoma                        2           2            -            -
Maryland                        1           1            -            -
New York                        1           1            -            -
Arizona                         1           1            -            -

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


Executive Officers of the Registrant
____________________________________
     The following table sets forth certain information concerning the executive officers of the Company as of September 30, 1996:

Name                          Age       Position with Registrant
____                          ___       ________________________
Dan W. Evins                  61        Chairman of the Board
                                        & Chief Executive Officer

Ronald N. Magruder            49        President & Chief Operating Officer

Michael A. Woodhouse          51        Senior Vice President,
                                        Finance & Chief Financial Officer

Michael D. Adkins             41        Senior Vice President, Restaurant
                                        Operations

Norman J. Hill                53        Senior Vice President, Human
                                        Resources

Richard G. Parsons            44        Senior Vice President, Merchandising

Judith K. Donovan             41        Vice President, New Business
                                        Development

James D. Fisher               50        Vice President, Marketing

Mattie H. Hankins             56        Vice President & Controller

Debra K. Kidwell              37        Vice President, Retail Purchasing

Donald G. Kravitz             60        Vice President, Property Development

Michael J. Matheny            49        Vice President, Information Services

Jonathan C. Sleik             45        Vice President, Purchasing and
                                        Distribution

Mark W. Tanzer                39        Vice President, Product Development

     The following background material is provided for those executive officers who have been employed by the Registrant for less than five years:

     Prior to his employment with the Company in August, 1995, Mr. Magruder was Vice-Chairman of Darden Restaurants, Inc. from 1994 to 1995. Mr. Magruder had been employed by General Mills for 23 years, serving in various capacities within their restaurant division. Previously, Mr. Magruder was Executive Vice President of General Mills Restaurants and President of the Olive Garden from 1987 to 1994.

     Prior to his employment with the Company in January 1995, Mr. Fisher was Executive Vice President of Marketing with Baker's Square since 1993. Mr. Fisher was Vice President of Marketing with Shakey's Pizza, Inc. from 1989 to 1993.

     Prior to his employment with the Company in November 1995, Mr. Sleik was with Darden Restaurants, Inc. most recently as Vice President of Remodeling and Facilities. He was Executive Vice President of Operations for the Olive Garden from 1985 to 1994 and Vice President of Purchasing and Distribution for Red Lobster from 1980 to 1985.

     Prior to his employment with the Company in December 1995, Mr. Woodhouse was Senior Vice President and Chief Financial Officer of Daka International, Inc from 1993 to 1995. Mr. Woodhouse was Vice President and Chief Financial Officer of Tia's Inc. from 1992 to 1993. Prior to 1992 he was Executive Vice President and Chief Financial Officer of Metromedia Steakhouses, Inc.

     Prior to his employment with the Company in February 1996, Mr. Matheny was with Boston Chicken as Director of Systems. He was Director of Management Information Systems with El Chico Restaurants from 1992 through 1995. Prior to 1992, he served in various divisional roles with Metromedia working with their Steak and Ale and Ponderosa concepts.

     Prior to her employment with the Company in September 1996, Ms. Donovan was with Darden Restaurants, Inc. from 1989-1996 serving most recently as Senior Vice President of New Business Development. Prior to her most recent role, she was Senior Vice President and Division General Manager of The Olive Garden.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Since the initial public offering of the Company's common stock in November 1981, the Company's common stock has been traded on The Nasdaq Stock Market (National Market) with the symbol CBRL. There were 19,011 shareholders of record as of September 30, 1996.

     The following table indicates the high and low sales prices of the Company's common stock as reported on The Nasdaq Stock Market (National Market) during the periods indicated.

                    Fiscal Year 1996 Prices       Fiscal Year 1995 Prices
                    _______________________       _______________________
Quarter               High            Low           High            Low
_______               ____            ___           ____            ___
First                $21.50         $17.38         $27.25         $20.00
Second                19.25          15.75          22.50          17.50
Third                 24.88          17.88          23.75          20.50
Fourth                27.38          19.38          24.63          19.88

     In September 1983 the Board of Directors of the Company initiated a policy of declaring dividends on a quarterly basis. Prior to such date the Board followed a policy of declaring annual dividends during the first fiscal quarter. Quarterly dividends of $.005 per share were paid during all four quarters of fiscal 1995 and 1996. The Company foresees paying comparable cash dividends per share in the future.

     The covenants relating to the 9.53% Senior Notes in the original amount of $30,000,000 impose certain restrictions on the payment of cash dividends and the purchase of treasury stock. Retained earnings not restricted under the covenants were approximately $331,000,000 at August 2, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

     The table "Selected Financial Data" on page 17 of the Company's Annual Report to Shareholders for the year ended August 2, 1996 (the "1996 Annual Report") is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following portions of the 1996 Annual Report are incorporated herein by reference:

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following portions of the 1996 Annual Report are incorporated herein by reference:

     Financial Statements and Independent Auditors' Report on pages 20 through 31.

     Quarterly Financial Data (Unaudited) on page 30.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"). The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the Company's 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's 1996 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   List of documents filed as part of this report:

          1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 20 through 31 of the 1996 Annual Report are incorporated herein by reference:

               Independent Auditors' Report dated September 11, 1996

               Balance Sheet as of August 2, 1996 and July 28, 1995

               Statement of Income for each of the three fiscal years ended August 2, 1996, July 28, 1995 and July 29, 1994.

               Statement of Changes in Stockholders' Equity for each of the three fiscal years ended August 2, 1996, July 28, 1995 and July 29, 1994

               Statement of Cash Flows for each of the three fiscal years ended August 2, 1996, July 28, 1995 and July 29, 1994

               Notes to Financial Statements

          2. The exhibits listed in the accompanying Index to Exhibits on pages 14 & 15 are filed as part of this annual report.

     B.   Reports on Form 8-K:

          There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended August 2, 1996.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CRACKER BARREL OLD COUNTRY STORE, INC.

By:  /s/Dan W. Evins                    By:  /s/Mattie H. Hankins
     __________________________________      ________________________________
     Dan W. Evins                            Mattie H. Hankins
     CEO and Chairman of the Board           Vice President & Controller
     (Principal Executive Officer)


By:  /s/Michael A. Woodhouse
     _________________________________
     Michael A. Woodhouse
     Senior Vice President, Finance
     (Principal Financial Officer)

Date:  October 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

/s/James C. Bradshaw, M.D.
_________________________________      _________________________________
James C. Bradshaw, M.D., Director      Charles T. Lowe, Jr., Director


/s/Robert V. Dale                      /s/B.F. Lowery
_________________________________      _________________________________
Robert V. Dale, Director               B. F. Lowery, Director


/s/Dan W. Evins                        /s/Ronald N. Magruder
_________________________________      _________________________________
Dan W. Evins, Director                 Ronald N. Magruder, Director


/s/Edgar W. Evins
_________________________________      _________________________________
Edgar W. Evins, Director               Gordon L. Miller, Director


/s/William D. Heydel
_________________________________      _________________________________
William D. Heydel, Director            Martha M. Mitchell, Director


/s/Robert C. Hilton
_________________________________      __________________________________
Robert C. Hilton, Director             James H. Stewart, Director


/s/Charles E. Jones, Jr.
_________________________________      __________________________________
Charles E. Jones, Jr., Director        Jimmie D. White, Director

                          INDEX TO EXHIBITS


Exhibit

3(a)      Charter (5)

3(b)      Bylaws (6)

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

10(c) The Company's Incentive Stock Option Plan of 1982, as amended (2)

10(d)     The Company's 1987 Stock Option Plan, as amended (5)

10(e)     The Company's Amended and Restated Stock Option Plan (7)

10(f) The Company's Non-Employee Director's Stock Option Plan, as amended (4)

10(g)     The Company's Executive Employment Agreement (2)

10(h) The Company's Non-Qualified Savings Plan, effective 1/1/96, as amended

10(i)     The Company's Deferred Compensation Plan, effective 1/1/94.

10(j)     Executive Employment Agreement for Ronald N. Magruder dated
          7/5/95 (8)

10(k) Executive Employment Agreement for Michael A. Woodhouse dated 11/15/95 (8)

13 Pertinent portions, incorporated by reference herein, of the Company's 1996 Annual Report to Shareholders

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

(5)  Incorporated by reference to the Company's Registration
     Statement on Form S-8 under the Securities Act of 1933
     (File No. 33-45482).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 1995. (File No. 0-7536).

(7)  Incorporated by reference to the Company's 1996 Definitive
     Proxy materials, attached hereto as Exhibit 22.

(8)  Incorporated by reference to the Executive Employment
     Agreement section, page 13 of the Company's 1996 Definitive Proxy materials, attached hereto as Exhibit 22.