Form 10-Q
period 1996-11-01
CRACKER BARREL OLD COUNTRY STORE INC
filed 1996-12-13
CIK 25373

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 1996

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

     Yes X     No_


                60,780,640 Shares of Common Stock
                     Issued and Outstanding

                              PART I

Item 1. Financial Statements

             CRACKER BARREL OLD COUNTRY STORE, INC.
                     CONDENSED BALANCE SHEET
                (In thousands, except share data)

                                    November 1,         August 2,
                                       1996                1996
                                       ____                ____
ASSETS                              (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents          $  5,543           $ 28,971
  Short-term investments                1,356              4,735
  Receivables                           2,586              2,803
  Inventories                          77,949             61,470
  Prepaid expenses                      1,586              1,485
  Deferred income taxes                 6,972              6,972
                                     ________           ________
     Total current assets              95,992            106,436
                                     ________           ________
  Property and equipment,net          598,368            568,573
  Long-term investments                   564                565
  Other assets                            786                805
                                     ________           ________
Total assets                         $695,710           $676,379
                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $ 29,334           $ 30,565
  Accrued expenses                     50,208             48,452
  Current portion of long-term debt     4,000              4,000
  Current portion of capital lease
     obligations                          130                130
                                     ________           ________
     Total current liabilities         83,672             83,147
                                     ________           ________
Long-term debt                         15,500             15,500
Capital lease obligations               1,435              1,468
Deferred income taxes                  10,043             10,043

Stockholders' equity:
  Common stock - $.50 par value,       30,308             30,297
     authorized 150,000,000 shares,
     issued and outstanding 60,615,628
     at November 1, 1996 and 60,594,353
     at August 2, 1996
  Additional paid-in capital          203,232            202,951
  Retained earnings                   351,520            332,973
                                     ________           ________
     Total stockholders' equity       585,060            566,221
                                     ________           ________

Total liabilities and stockholders'
  equity                             $695,710           $676,379
                                     ========           ========

See notes to condensed financial statements.

                CRACKER BARREL OLD COUNTRY STORE, INC.
                     CONDENSED STATEMENT OF INCOME
                 (In thousands, except per share data)
                              (Unaudited)


                                        Quarters Ended
                                  November 1,    October 27,
                                     1996           1995
                                     ____           ____
Net sales:
  Restaurant                       $202,528       $174,557
  Retail                             56,374         46,454
                                   ________       ________
     Total sales                    258,902        221,011

Cost of goods sold                   89,315         73,607
                                   ________       ________
Gross profit on sales               169,587        147,404

Labor & related expenses             87,225         73,949
Other store operating expenses       37,969         33,331
General and administrative           14,354         13,562
                                   ________       ________
     Total expenses                 139,548        120,842
                                   ________       ________
Operating income                     30,039         26,562
Interest expense                          -            179
Interest income                         364            704
                                   ________       ________
Pretax income                        30,403         27,087
Provision for income taxes           11,553         10,293
                                   ________       ________
Net income                         $ 18,850       $ 16,794
                                   ========       ========
Earnings per share                 $    .31       $    .28
                                   ========       ========
Weighted average shares              61,107         60,621
                                   ========       ========
Dividends per share                $   .005       $   .005
                                   ========       ========

See notes to condensed financial statements.

                CRACKER BARREL OLD COUNTRY STORE, INC.
                   CONDENSED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                  Three Months Ended
                                                November 1,  October 27,
                                                   1996         1995
                                                   ____         ____
Cash flows from operating activities:
  Net income                                     $18,850      $16,794
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                       8,983        7,863
     (Gain)loss on disposition of property
      and equipment                                  (56)           9
     Increase in inventories                     (16,479)     (12,185)
     Decrease(increase) in other assets               19         (101)
     Decrease in accounts payable                 (1,231)      (3,483)
     Increase in other current assets
      and liabilities                              1,872        4,147
                                                 _______      _______
  Net cash provided by operating activities       11,958       13,044
                                                 _______      _______
Cash flows from investing activities:
  Purchase of short-term and long-term
   investments                                        --       (1,835)
  Proceeds from maturities of short-term and
   long-term investments                           3,380          403
  Purchase of property and equipment             (39,537)     (30,012)
  Proceeds from sale of property and equipment       815           20
                                                 _______      _______
  Net cash used in investing activities          (35,342)     (31,424)
                                                 _______      _______
Cash flows from financing activities:
  Proceeds from exercise of stock options            292        2,164
  Principal payments under long-term debt
   and capital lease obligations                     (33)         (28)
  Dividends on common stock                         (303)        (301)
                                                 _______      _______
  Net cash (used in)provided by financing
   activities                                        (44)       1,835
                                                 _______      _______
Net decrease in cash and cash equivalents        (23,428)     (16,545)

Cash and cash equivalents, beginning of period    28,971       48,124
                                                 _______      _______
Cash and cash equivalents, end of period         $ 5,543      $31,579
                                                 =======      =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the three months for:
   Interest                                      $     8      $    12
   Income taxes                                    5,326        5,495


See notes to condensed financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________

NOTES TO CONDENSED FINANCIAL STATEMENTS
_______________________________________

1.  Condensed Financial Statements
    ______________________________

  The condensed balance sheet as of November 1, 1996 and the related condensed statements of income and of cash flow for the quarters ended November 1, 1996 and October 27, 1995, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed financial statements have been made.

  These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended August 2, 1996.

  Deloitte & Touche LLP, the Company's independent auditors, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________

  The provision for income taxes for the quarter ended November 1, 1996 has been computed based on management's estimate of the tax rate for the entire fiscal year of 38.0%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rates for the quarter ended October 27, 1995 and for the entire fiscal year of 1996 were 38.0%.

3.  Accounting Pronouncements Adopted
    _________________________________

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective August 3, 1996. SFAS No. 121 requires that upon adoption companies must review all their assets and determine under certain circumstances if an asset has been impaired, in which case the asset is written down to a new carrying amount that is less than the remaining cost and a loss is recognized. After adoption companies must review assets for impairment whenever events or circumstances indicate that
the carrying amount of an asset may not be recoverable.   Upon adoption, the
Company reviewed all its assets as required by SFAS No. 121 and no loss was required to be recognized in the first quarter.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", effective August 3, 1996. SFAS No. 123 establishes a "fair value" based method for stock compensation plans. The Company has elected to continue to account for its stock-based employee compensation arrangements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123. However, the Company will comply with the disclosure requirements of SFAS No. 123 in its fiscal 1997 Annual Report.

4.  Seasonality
    ___________

  The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended November 1, 1996 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (In thousands)


Results of Operations

  The following table highlights operating results for the quarter ended November 1, 1996 as compared to the same period a year ago:

                                          Quarters Ended
                                     November 1,   October 27,
                                        1996           1995
                                        ____           ____
Net sales:
  Restaurant                            78.2%          79.0%
  Retail                                21.8           21.0
                                       _____          _____
     Total sales                       100.0%         100.0%

Cost of goods sold                      34.5           33.3
                                       _____          _____
Gross profit on sales                   65.5           66.7

Labor & related expenses                33.7           33.5
Other store operating expenses          14.7           15.1
General and administrative               5.5            6.1
                                       _____          _____
     Total expenses                     53.9           54.7

Operating income                        11.6           12.0
Interest expense                         0.0            0.1
Interest income                          0.2            0.4
                                       _____          _____
Pretax income                           11.8           12.3
Provision for income taxes               4.5            4.7
                                       _____          _____
Net income                               7.3%           7.6%
                                       =====          =====

                                   Same Store Sales Analysis
                                       214 Store Average
                                       _________________

Restaurant                           $  788.4        $778.1
Retail                                  218.5         207.9
                                     ________        ______

Restaurant & retail                  $1,006.9        $986.0
                                     ========        ======

                                Comparable 13-Week Periods Ended
                                   Same Store Sales Analysis
                                       214 Store Average
                                       _________________

                                    November 1,    November 3,
                                       1996           1995
                                       ____           ____

Restaurant                           $  788.4        $766.6
Retail                                  218.5         207.3
                                     ________        ______

Restaurant & retail                  $1,006.9        $973.9
                                     ========        ======

Sales
_____

  Net sales for the first quarter of fiscal 1997 increased 17% compared to last year's first quarter. For the comparable 13-week period ended November 1, 1996, same store restaurant sales increased 2.8% and same store retail sales increased 5.4%, for a total same store sales (restaurant and retail) increase of 3.4%. New stores and the effect of a one-week shift in comparable 13-week periods accounted for the balance of the first quarter net sales increase. The first quarter of fiscal 1997 was the 13 weeks beginning August 3, 1996, and ending November 1, 1996. Last fiscal year the first quarter was the 13 weeks beginning July 29, 1995, and ending October 27, 1995. The two fiscal quarters do not cover the comparable 13-week periods because fiscal 1996 was a 53-week year. This is significant because the first quarter of fiscal 1996 included the week ending August 4, a seasonally busy time for Cracker Barrel. The first quarter of fiscal 1997 did not include the corresponding week.

Cost of Goods Sold
__________________

  Cost of goods sold as a percentage of net sales for the first quarter of fiscal 1997 was 34.5% compared to 33.3% in the first quarter of last year. The primary reasons for the increase in the first quarter were substantial increases in dairy and hog complex prices.

Labor and Related Expenses
__________________________

  Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales increased to 33.7% in the first quarter this year from 33.5% in the first quarter of last year primarily due to the introduction of a new store-level bonus program. The new plan is intended to create greater incentive for managers and district managers to improve the operating performance of existing stores and to bring newer units in line with system averages sooner.

Other Store Operating Expenses
______________________________

  Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales were 14.7% this year versus 15.1% during the same quarter last year. The primary reason for the decrease in other store operating expenses as a percentage of net sales was a decrease in operating supplies expense as a result of returning to paper napkins from linen napkins in the stores.

General and Administrative Expenses
___________________________________

  General and administrative expenses as a percentage of net sales decreased to 5.5% during the first quarter of this year from 6.1% during the first quarter of last year. The primary reason for the decrease was increased sales volume as compared to the first quarter of last year.

Interest Expense
________________

  Interest expense decreased to $0 for the first quarter of this year from $179 for the first quarter a year ago. The decrease was primarily due to lower average debt outstanding during the quarter and capitalized interest related to the construction of new stores, which combined to reduce interest expense to $0 for the quarter.

Interest Income
_______________

  Interest income decreased to $364 for the first quarter of this year from $704 for the first quarter a year ago. The primary reason for the decrease in interest income was lower average funds available for investment.

Liquidity and Capital Resources
_______________________________

  The Company's operating activities provided net cash of $11,958 for the three months ended November 1, 1996. The cash provided by net income adjusted by depreciation and amortization was partially offset by increases in inventories.

  Capital expenditures were $39,537 for the first three months of fiscal 1996. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $639 for the three months ended November 1, 1996 as compared to $451 for the same period a year ago.

  The Company's internally generated cash, short-term and long-term investments were sufficient to finance all of its growth in the first three months of fiscal 1997.

  The Company estimates that its capital expenditures for fiscal 1997 will be approximately $180,000, substantially all of which will be land purchases and the construction of new stores. As of December 2, 1996, the Company received cash of $50,000 related to a promissory note signed with a bank. This note represents a 5-year term loan commitment which will become part of a larger bank loan facility of $125,000 anticipated to be completed during the third quarter. The $125,000 facility will consist of a $50,000 5-year term loan, a $25,000 5-year term loan and a $50,000 3-year revolving credit line. Management believes that cash, short-term and long-term investments at November 1, 1996, along with cash generated from the Company's operating activities and the bank loan facility discussed above, will be sufficient to finance its continued expansion in fiscal 1997 and its continued expansion plans through fiscal 1999. Presently, the Company also has an unused revolving credit line of $15,000, which will expire on January 31, 1997.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed balance sheet of Cracker Barrel Old Country Store, Inc. as of November 1, 1996, and the related condensed statements of income and cash flows for the quarters ended November 1, 1996 and October 27, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Cracker Barrel Old Country Store, Inc. as of August 2, 1996, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 11, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of August 2, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 12, 1996

                                PART II


Item 1.   Legal Proceedings
          _________________
               None.


Item 2.   Changes in Securities
          _____________________
               None.


Item 3.   Defaults Upon Senior Securities
          _______________________________
               None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

          A. The annual meeting of shareholders was held November 26, 1996.

          B. Election of Directors - The following represents directors whose terms of offices continued after the meeting: James C. Bradshaw, Robert V. Dale, Dan W. Evins, Edgar W. Evins, William D. Heydel, Robert C. Hilton, Charles E. Jones, Jr., Charles T. Lowe, Jr.,
               B. F. Lowery, Ronald N. Magruder, Gordon L. Miller, Martha M. Mitchell and Jimmie D. White. James H. Stewart reached the mandatory retirement age of 70 for board members and, therefore retired from the board effective with the shareholders meeting.

          C.   Other Matters:

               Proposal 2 - To consider and vote upon the adoption of the Cracker Barrel Old Country Store Amended and Restated Stock Option Plan, to replace the Company's 1987 Stock Option Plan which will expire on June 25, 1997.

               Affirmative votes cast        26,046,610
                                             __________
               Negative votes cast           10,283,639
                                             __________
               Votes cast to abstain            512,112
                                             __________
               Broker non-votes              15,113,073
                                             __________

               Proposal 3 - Approval of appointment of auditors. This proposal was to approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 1997 fiscal year.

               Affirmative votes cast        51,491,675
                                             __________
               Negative votes cast              251,408
                                             __________
               Votes cast to abstain            212,351
                                             __________

               Proposal 4 - Shareholder proposal. This shareholder proposal requested the Board of Directors to consider and take action on a proposal of certain shareholders, requesting that the Compensation and Stock Option
               Committees link executive compensation to social issues.

               Affirmative votes cast         2,722,681
                                             __________
               Negative votes cast           30,183,846
                                             __________
               Votes cast to abstain          1,841,123
                                             __________
               Broker non-votes              17,207,784
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

               Affirmative votes cast         3,320,826
                                             __________
               Negative votes cast           28,964,502
                                             __________
               Votes cast to abstain          2,462,322
                                             __________
               Broker non-votes              17,207,784
                                             __________
     D.        None

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





                CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  12/12/96     By /s/Michael A. Woodhouse
       ________       _____________________________________________
                      Michael A. Woodhouse, Chief Financial Officer



Date:  12/12/96     By /s/Patrick A. Scruggs
       ________       _____________________________________________
                      Patrick A. Scruggs, Assistant Treasurer

December 12, 1996



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old
Country Store, Inc. for the quarters ended November 1, 1996 and October 27, 1995, as indicated in our report dated December 12, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended November 1, 1996, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and
Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee