Form 10-Q
period 1997-01-31
CRACKER BARREL OLD COUNTRY STORE INC
filed 1997-03-17
CIK 25373

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 1997

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

     Yes X     No_


                60,877,240 Shares of Common Stock
                     Issued and Outstanding

                             PART I

Item 1. Financial Statements

             CRACKER BARREL OLD COUNTRY STORE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                        January 31,      August 2,
                                           1997            1996
                                           ____            ____
ASSETS                                  (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents              $ 47,961       $ 28,971
  Short-term investments                      866          4,735
  Receivables                               2,109          2,803
  Inventories                              62,131         61,470
  Prepaid expenses                          1,418          1,485
  Deferred income taxes                     6,972          6,972
                                         ________       ________
     Total current assets                 121,457        106,436

  Property and equipment,net              627,422        568,573
  Long-term investments                       564            565
  Other assets                                658            805
                                         ________       ________

Total assets                             $750,101       $676,379
                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 29,506       $ 30,565
  Accrued expenses                         39,972         48,452
  Current portion of long-term debt         3,500          4,000
  Current portion of capital lease
     obligations                              130            130
                                         ________      _________
     Total current liabilities             73,108         83,147
                                         ________      _________

Long-term debt                             62,000         15,500
Capital lease obligations                   1,403          1,468
Deferred income taxes                      10,043         10,043

Stockholders' equity:
  Common stock - $.50 par value,           30,424         30,297
     authorized 150,000,000 shares,
     issued and outstanding 60,848,556
     at January 31, 1997 and 60,594,353
     at August 2, 1996
  Additional paid-in capital              205,919        202,951
  Retained earnings                       367,204        332,973
                                         ________       ________

     Total stockholders' equity           603,547        566,221
                                         ________       ________

Total liabilities and stockholders'
  equity                                 $750,101       $676,379
                                         ========       ========


See notes to condensed consolidated financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)


                                 Quarter Ended          Six Months Ended
                             January 31, January 26,  January 31, January 26,
                                1997        1996         1997        1996
                                ____        ____         ____        ____

Net sales:
  Restaurant                  $194,737   $162,593      $397,265   $337,150
  Retail                        73,117     56,891       129,491    103,345
                              ________   ________      ________   ________

     Total sales               267,854    219,484       526,756    440,495

Cost of goods sold              97,572     80,629       186,887    154,236
                              ________   ________      ________   ________

Gross profit on sales          170,282    138,855       339,869    286,259

Labor & related expenses        89,171     72,347       176,396    146,296
Other store operating expenses  41,065     34,096        79,034     67,427
General and administrative      14,752     12,682        29,106     26,244
                              ________   ________      ________   ________

     Total expenses            144,988    119,125       284,536    239,967
                              ________   ________      ________   ________

Operating income                25,294     19,730        55,333     46,292
Interest expense                   358         82           358        261
Interest income                    523        569           887      1,273
                              ________   ________      ________   ________

Pretax income                   25,459     20,217        55,862     47,304
Provision for income taxes       9,471      7,682        21,024     17,976
                              ________   ________      ________   ________

Net income                    $ 15,988   $ 12,535      $ 34,838   $ 29,328
                              ========   ========      ========   ========

Earnings per share            $    .26   $    .21      $    .57   $    .48
                              ========   ========      ========   ========

Weighted average common
  shares and equivalents        61,256     60,630        61,182     60,626
                              ========   ========      ========   ========

Dividends per share           $   .005   $   .005      $   .010   $   .010
                              ========   ========      ========   ========


See notes to condensed consolidated financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                     Six Months Ended
                                                January 31,    January 26,
                                                   1997           1996
                                                   ____           ____
Cash flows from operating activities:
  Net income                                     $34,838        $29,328
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                      18,802         16,098
     Gain on disposition of property
      and equipment                                  (27)          (144)
     (Increase) decrease in inventories             (661)         2,187
     Decrease (increase) in other assets             147            (40)
     Decrease in accounts payable                 (1,059)       (11,893)
     Decrease in other current assets
      and liabilities                             (7,719)        (4,584)
                                                 _______        _______
  Net cash provided by operating activities       44,321         30,952
                                                 _______        _______

Cash flows from investing activities:
  Purchase of investments                             --         (1,937)
  Proceeds from maturities of investments          3,870          2,680
  Purchase of property and equipment             (78,859)       (61,672)
  Proceeds from sale of property and equipment     1,235            837
                                                 _______        _______
  Net cash used in investing activities          (73,754)       (60,092)
                                                 _______        _______

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        50,000             --
  Proceeds from exercise of stock options          3,095          2,419
  Principal payments under long-term debt
   and capital lease obligations                  (4,065)        (4,055)
  Dividends on common stock                         (607)          (602)
                                                 _______        _______
  Net cash provided by (used in) financing
   activities                                     48,423         (2,238)
                                                 _______        _______

Net increase (decrease) in cash and cash
   equivalents                                    18,990        (31,378)

Cash and cash equivalents, beginning of year      28,971         48,124
                                                 _______        _______

Cash and cash equivalents, end of quarter        $47,961        $16,746
                                                 =======        =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the six months for:
   Interest                                      $   947        $ 1,139
   Income taxes                                   23,345         23,915


See notes to condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________

1.  Condensed Consolidated Financial Statements
    ___________________________________________

     The condensed consolidated balance sheet as of January 31, 1997 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 31, 1997 and January 26, 1996, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

     These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended August 2, 1996.

     Deloitte & Touche LLP, the Company's independent auditors, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________

     The provision for income taxes for the quarter and six-month period ended January 31, 1997 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.3%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rates for the quarter and six-month period ended January 26, 1996 and for the entire fiscal year of 1996 was 38.0%.

3.  Accounting Pronouncements Adopted
    _________________________________

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective August 3, 1996. SFAS No. 121 requires that upon adoption companies must review all their assets and determine under certain circumstances if an asset has been impaired, in which case the asset is written down to a new carrying amount that is less than the remaining cost and a loss is recognized. After adoption, companies must review assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company reviewed all its assets as required by SFAS No. 121 and no loss was required to be recognized in the first quarter.

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

4.  Seasonality
    ___________

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 31, 1997 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

     Certain statements in Management's Discussion and Analysis constitute "forward looking statements" and involve known and unknown risks, uncertainties and other factors which may cause the actual performance or achievements of Cracker Barrel Old Country Store, Inc. to be materially different from those expressed or implied by such statements. Such factors include, among others; competition; success of operating initiatives; food costs, including but not limited to, hog complex prices; labor costs; advertising and promotional efforts; availability, locations and terms of sites for development; acceptance by new guests of the Cracker Barrel Old Country Store brand and concept as the Company continues to expand into new regions of the country; and other factors previously referenced in the Company's Securities and Exchange Commission filings, including but not limited to, the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1996. The success of the Company may also be affected by the manner in which it operates and develops its restaurant and retail stores and the possible development or acquisition of new concepts.

Results of Operations

     The following table highlights operating results for the quarter and six-month period ended January 31, 1997 as compared to the same periods a year ago:

                              Quarter Ended            Six Months Ended
                         January 31,  January 26,  January 31,  January 26,
                            1997         1996         1997         1996
                            ____         ____         ____         ____
Net sales:
  Restaurant                72.7%        74.1%        75.4%        76.5%
  Retail                    27.3         25.9         24.6         23.5
                           _____        _____        _____        _____

     Total net sales       100.0        100.0        100.0        100.0

Cost of goods sold          36.5         36.7         35.5         35.0
                           _____        _____        _____        _____

Gross profit                63.5         63.3         64.5         65.0

Labor & related expenses    33.3         33.0         33.5         33.2
Other store operating
  expenses                  15.3         15.5         15.0         15.3
General and administrative   5.5          5.8          5.5          6.0
                           _____        _____        _____        _____

     Total expenses         54.1         54.3         54.0         54.5
                           _____        _____        _____        _____

Operating income             9.4          9.0         10.5         10.5
Interest expense             0.1          0.0          0.1          0.1
Interest income              0.2          0.2          0.2          0.3
                           _____        _____        _____        _____

Pretax income                9.5          9.2         10.6         10.7
Provision for income taxes   3.5          3.5          4.0          4.0
                           _____        _____        _____        _____

Net income                   6.0%         5.7%         6.6%         6.7%
                           =====        =====        =====        =====

                                   Same Store Sales Analysis
                                       214 Store Average
                                       _________________

                              Quarter Ended           Six Months Ended
                        January 31,  January 26,  January 31,  January 26,
                           1997         1996         1997         1996
                           ____         ____         ____         ____
Restaurant                $722.6       $698.1     $1,511.0     $1,476.2
Retail                     268.0        244.0        486.5        451.9
                          ______       ______     ________     ________

Restaurant & retail       $990.6       $942.1     $1,997.5     $1,928.1
                          ======       ======     ========     ========



                                  Same Store Sales Analysis
                                      214 Store Average
                                      _________________


                              Comparable                Comparable
                            13-Weeks Ended            26-Weeks Ended
                        January 31,  February 2,  January 31,  February 2,
                           1997         1996         1997         1996
                           ____         ____         ____         ____

Restaurant                $722.6       $688.5      $1,511.0     $1,455.1
Retail                     268.0        236.7         486.5        444.0
                          ______       ______      ________     ________

Restaurant & retail       $990.6       $925.2      $1,997.5     $1,899.1
                          ======       ======      ========     ========

Sales
_____

     Net sales for the second quarter of fiscal 1997 increased 22% compared to last year's second quarter. For the comparable 13-week period ended January 31, 1997, same store restaurant sales increased 5.0% and same store retail sales increased 13.2%, for a total same store sales (restaurant and retail) increase of 7.1%. Same store sales benefited from more normal weather conditions in the current year compared to the extreme winter weather conditions in the second quarter of fiscal 1996. Same store retail sales also benefited from the reintroduction of the Christmas browsing book which was not published for the Christmas season of fiscal 1996. Sales from new stores, partially offset by the effect of a one-week shift in comparable 13-week periods, accounted for the balance of the second quarter net sales increase. The second quarter of fiscal 1997 was the 13 weeks beginning November 2, 1996, and ending January 31, 1997. Last fiscal year the second quarter was the 13 weeks beginning October 28, 1995, and ending January 26, 1996. The two fiscal quarters do not cover the comparable 13-week periods because fiscal 1996 was a 53-week year.

     Net sales for the six-month period ended January 31, 1997, increased 20% compared to the six-month period ended January 26, 1996. For the comparable 26-weeks ended January 31, 1997, same store restaurant sales increased 3.8% and same store retail sales increased 9.6%, for a total same store sales (restaurant and retail) increase of 5.2%. Sales from new stores partially offset by the effect of a one-week shift in comparable 26-week periods accounted for the balance of the six-month period net sales increase. The six-month period for fiscal 1997 was the 26 weeks beginning August 3, 1996 and ending January 31, 1997. The six-month period for fiscal 1996 was the 26 weeks beginning July 29, 1995 and ending January 26, 1996.

Cost of Goods Sold
__________________

     Cost of goods sold as a percentage of net sales for the second quarter of fiscal 1997 decreased to 36.4% from 36.7% in the second quarter of last year. This decrease was primarily due to a significant reduction in the post-Christmas markdowns of retail merchandise, partially offset by an increasing mix of retail sales which have a higher cost of goods than restaurant sales.

     Cost of goods sold as a percentage of net sales for the six-month period ended January 31, 1997 increased to 35.5% from 35.0% for the six-month period ended January 26, 1996. This increase was primarily due to substantial increases in dairy and hog complex prices and due to an increasing mix of retail sales which have a higher cost of goods than restaurant sales. These increases were partially offset by a significant reduction in post-Christmas markdowns of retail merchandise.

Labor and Related Expenses
__________________________

     Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales increased to 33.3% in the second quarter this year from 33.0% last year primarily resulting from the introduction of a new store-level bonus program. Additionally, labor and related expenses increased due to the incremental labor expenses resulting from opening sixteen new stores during the second quarter of fiscal 1997 compared to nine new stores opened in the second quarter last year. Such increases were partially offset by the net effect of reduced hourly labor costs resulting from enhanced operational productivity and sales increases, partially offset by wage inflation of approximately 2.5%.

     Labor and related expenses as a percentage of net sales increased to 33.5% in the six-month period ended January 31, 1997 from 33.2% in the six-month period ended January 26, 1996. The increase primarily resulted from the introduction of a new store-level bonus program at the beginning of fiscal 1997.

Other Store Operating Expenses
______________________________

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales decreased to 15.3% in the second quarter of fiscal 1997 from 15.5% in the second quarter of last year. The primary reasons for the decrease were a decrease in operating supplies expense resulting from the return to paper napkins from linen napkins in the stores and the one-time charge of $500 for the closure of one store in Memphis, TN in the second quarter of fiscal 1996. These decreases were partially offset by the incremental operating expenses which resulted from opening sixteen new stores in the second quarter of fiscal 1997 as compared to only nine in the second quarter of last year.

     Other store operating expenses as a percentage of net sales decreased to 15.0% in the six-month period ended January 31, 1997 from 15.3% in the six-month period ended January 26, 1996. The primary reason for the decrease was a decrease in operating supplies expense resulting from the return to paper napkins from linen napkins in the stores.

General and Administrative Expenses
___________________________________

     General and administrative expenses as a percentage of net sales decreased to 5.5% in the second quarter of fiscal 1997 from 5.8% in the second quarter of last year. The primary reason for the decrease was increased sales volume as compared to the second quarter of last year.

     General and administrative expenses as a percentage of net sales decreased to 5.5% in the six-month period ended January 31, 1997 from 6.0% in the six-month period ended January 26, 1996. The primary reason for the decrease was increased sales volume as compared to the same six-month period last year.

Interest Expense
________________

     Interest expense increased to $358 in the second quarter of fiscal 1997 from $82 in the second quarter of last year. The increase resulted from the Company drawing on its $50,000 term loan on December 2, 1996, partially offset by increased capitalized interest during the quarter as a result of the increase in the number of new stores under construction as compared to last year.

     Interest expense increased to $358 in the six-month period ended January 31, 1997 from $261 in the six-month period ended January 26, 1996. The increase resulted from the Company drawing on the $50,000 term loan on December 2, 1996, partially offset by increased capitalized interest during the six-month period resulting from the increase in the number of new stores under construction as compared to last year.

Interest Income
_______________

     Interest income decreased to $523 in the second quarter of fiscal 1997 from $569 in the second quarter of last year. The decrease was primarily due to lower average funds available for investment.

     Interest income decreased to $887 in the six-month period ended Janaury 31, 1997 from $1,273 in the six-month period ended January 26, 1996. The decrease was primarily due to lower average funds available for investment.

Liquidity and Capital Resources
_______________________________

     The Company's operating activities provided net cash of $44,321 for the six-month period ended January 31, 1997. The cash provided by net income adjusted by depreciation and amortization was partially offset by increases in inventories and decreases in accounts payable and other current assets and liabilities.

     Capital expenditures were $78,859 for the six-month period ended January 31, 1997. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $715 and $1,354 for the quarter and six-month period ended January 31, 1997, respectively, as compared to $527 and $978 for the quarter and six-month period ended January 26, 1996, respectively.

     The Company's internally generated cash, short-term and long-term investments were not sufficient to finance all of its growth in the first six months of fiscal 1997. As planned, the Company established a $50,000 term loan in the second quarter of fiscal 1997.

     The Company estimates that its capital expenditures for fiscal 1997 will be approximately $180,000, substantially all of which will be land purchases and the construction of new stores. On December 2, 1996 the Company received the proceeds from a $50,000 5-year term loan bearing interest at a three-month LIBOR-based rate ("London Interbank Offered Rate"). Concurrently, the Company entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. This $50,000 term loan is part of a $125,000 bank credit facility that also includes a $75,000 revolver. Management believes that cash, short-term and long-term investments at January 31, 1997, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion plans into fiscal 1998. Further, the Company's available $75,000 revolver should be sufficient to provide the Company with the financial flexibility for its continued expansion plans through fiscal 1999.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of January 31, 1997, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 31, 1997 and January 26, 1996. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



Nashville, Tennessee
March 13, 1997

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





                  CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  3/13/97       By /s/Michael A. Woodhouse
     __________        _____________________________________________
                       Michael A. Woodhouse, Chief Financial Officer



Date:  3/13/97       By /s/Patrick A. Scruggs
     __________        _____________________________________________
                       Patrick A. Scruggs, Assistant Treasurer

March 13, 1997



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and six-month periods ended January 31, 1997 and January 26, 1996, as indicated in our report dated March 13, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended January 31, 1997, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee