Form 10-Q
period 1997-05-02
CRACKER BARREL OLD COUNTRY STORE INC
filed 1997-06-05
CIK 25373

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 1997

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

     Yes X     No_


                60,997,208 Shares of Common Stock
                     Issued and Outstanding

                              PART I

Item 1. Financial Statements

             CRACKER BARREL OLD COUNTRY STORE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                          May 2,        August 2,
                                           1997            1996
                                           ____            ____
ASSETS                                  (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents              $ 33,121       $ 28,971
  Short-term investments                    1,095          4,735
  Receivables                               3,824          2,803
  Inventories                              76,267         61,470
  Prepaid expenses                          4,073          1,485
  Deferred income taxes                     6,972          6,972
                                         ________       ________
     Total current assets                 125,352        106,436
                                         ________       ________

  Property and equipment,net              657,160        568,573
  Long-term investments                       562            565
  Other assets                                954            805
                                         ________       ________

Total assets                             $784,028       $676,379
                                         ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $ 25,747       $ 30,565
  Accrued expenses                         55,121         48,452
  Current portion of long-term debt         3,500          4,000
  Current portion of capital lease
     obligations                              130            130
                                         ________       ________
     Total current liabilities             84,498         83,147
                                         ________       ________

Long-term debt                             62,000         15,500
Capital lease obligations                   1,370          1,468
Deferred income taxes                      10,043         10,043

Stockholders' equity:
  Common stock - $.50 par value,           30,477         30,297
     authorized 150,000,000 shares,
     issued and outstanding 60,954,295
     at May 2, 1997 and 60,594,353
     at August 2, 1996
  Additional paid-in capital              208,223        202,951
  Retained earnings                       387,417        332,973
                                         ________       ________

     Total stockholders' equity           626,117        566,221
                                         ________       ________

Total liabilities and stockholders'
  equity                                 $784,028       $676,379
                                         ========       ========


See notes to condensed consolidated financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)


                                  Quarter Ended          Nine Months Ended
                               May 2,    April 26,      May 2,    April 26,
                                1997       1996          1997       1996
                                ____       ____          ____       ____

Net sales:
  Restaurant                  $216,355   $176,740      $613,620   $513,890
  Retail                        58,707     43,839       188,198    147,184
                              ________   ________      ________   ________

     Total sales               275,062    220,579       801,818    661,074

Cost of goods sold              92,447     74,013       279,333    228,249
                              ________   ________      ________   ________

Gross profit on sales          182,615    146,566       522,485    432,825

Labor & related expenses        94,320     74,542       270,716    220,838
Other store operating expenses  40,491     32,956       119,525    100,383
General and administrative      14,904     13,279        44,011     39,523
                              ________   ________      ________   ________

     Total expenses            149,715    120,777       434,252    360,744
                              ________   ________      ________   ________

Operating income                32,900     25,789        88,233     72,081
Interest expense                   729          7         1,087        268
Interest income                    501        429         1,387      1,703
                              ________   ________      ________   ________

Pretax income                   32,672     26,211        88,533     73,516
Provision for income taxes      12,154      9,960        33,178     27,936
                              ________   ________      ________   ________

Net income                    $ 20,518   $ 16,251      $ 55,355   $ 45,580
                              ========   ========      ========   ========

Earnings per share            $    .33   $    .27      $    .90   $    .75
                              ========   ========      ========   ========

Weighted average common
  shares and equivalents        61,630     60,858        61,331     60,703
                              ========   ========      ========   ========

Dividends per share           $   .005   $   .005      $   .015   $   .015
                              ========   ========      ========   ========


See notes to condensed consolidated financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                    Nine Months Ended
                                                  May 2,       April 26,
                                                   1997          1996
                                                   ____          ____

Cash flows from operating activities:
  Net income                                     $55,355        $45,580
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                      27,995         23,816
     Loss (gain) on disposition of property
      and equipment                                   23            (63)
     Increase in inventories                     (14,797)        (5,666)
     Increase in other assets                       (149)          (136)
     Decrease in accounts payable                 (4,818)        (5,994)
     Decrease in other current assets
      and liabilities                              3,060          3,510
                                                 _______        _______
  Net cash provided by operating activities       66,669         61,047
                                                 _______        _______

Cash flows from investing activities:
  Purchase of investments                           (603)        (4,011)
  Proceeds from maturities of investments          4,246         11,979
  Purchase of property and equipment            (117,946)       (93,261)
  Proceeds from sale of property and equipment     1,341            891
                                                 _______        _______
  Net cash used in investing activities         (112,962)       (84,402)
                                                 _______        _______

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        50,000             --
  Proceeds from exercise of stock options          5,452          3,892
  Principal payments under long-term debt
   and capital lease obligations                  (4,098)        (4,083)
  Dividends on common stock                         (911)          (905)
                                                 _______        _______
  Net cash provided by (used in) financing
   activities                                     50,443         (1,096)
                                                 _______        _______

Net increase (decrease) in cash and cash
   equivalents                                     4,150        (24,451)

Cash and cash equivalents, beginning of period    28,971         48,124
                                                 _______        _______

Cash and cash equivalents, end of period         $33,121        $23,673
                                                 =======        =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the nine months for:
   Interest                                      $ 1,783        $ 1,147
   Income taxes                                   25,359         28,185


See notes to condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.
______________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________

1.  Condensed Consolidated Financial Statements
    ___________________________________________

     The condensed consolidated balance sheet as of May 2, 1997 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 2, 1997 and April 26, 1996, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes
    ____________

     The provision for income taxes for the quarter and nine-month period ended May 2, 1997 has been computed based on management's estimate of the tax rate for the entire fiscal year of 37.3%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rates for the quarter and nine-month period ended April 26, 1996 and for the entire fiscal year of 1996 was 38.0%.

3.  Accounting Pronouncements Adopted
    _________________________________

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective August 3, 1996. SFAS No. 121 requires that upon adoption companies must review all their assets and determine under certain circumstances if an asset has been impaired, in which case the asset is written down to a new carrying amount that is less than the remaining cost and a loss is recognized. After adoption, companies must review assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Upon adoption and in subsequent quarters, the Company has reviewed all its assets as required by SFAS No. 121 and no loss was required to be recognized upon adoption or in subsequent quarters.

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

     In February 1997, SFAS No. 128, "Earnings per Share", was issued. This statement is effective for both interim and annual periods ending after December 15, 1997, with restatement of all prior periods shown. Earlier application is not permitted. The effective date of SFAS No. 128 for the Company is for the quarter and six-month period ending January 30, 1998.
SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. This statement will require the Company to present both a basic earnings per share and a diluted earnings per share. The concept of basic earnings per share does not include the impact of common stock equivalents, such as stock options. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported and basic earnings per share will not be significantly higher than diluted earnings per share.

4.  Seasonality
    ___________

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended May 2, 1997 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

     Certain statements in Management's Discussion and Analysis constitute "forward looking statements" and involve known and unknown risks, uncertainties and other factors which may cause the actual performance or achievements of Cracker Barrel Old Country Store, Inc. to be materially different from those expressed or implied by such statements. Such factors include, among others; competition; success of operating initiatives; food costs, including but not limited to, hog complex and coffee prices; labor costs; advertising and promotional efforts; availability, locations and terms of sites for development; acceptance by new guests of the Cracker Barrel Old Country Store brand and concept as the Company continues to expand into new regions of the country; and other factors previously referenced in the Company's Securities and Exchange Commission filings, including but not limited to, the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1996. The success of the Company may also be affected by the manner in which it operates and develops its restaurant and retail stores and the possible development or acquisition of new concepts.

Results of Operations

     The following table highlights operating results for the quarter and nine-month period ended May 2, 1997 as compared to the same periods a year ago:

                              Quarter Ended           Nine Months Ended
                           May 2,      April 26,     May 2,     April 26,
                            1997         1996         1997         1996
                            ____         ____         ____         ____
Net sales:
  Restaurant                78.7%        80.1%        76.5%        77.7%
  Retail                    21.3         19.9         23.5         22.3
                           _____        _____        _____        _____

     Total net sales       100.0        100.0        100.0        100.0

Cost of goods sold          33.6         33.6         34.8         34.5
                           _____        _____        _____        _____

Gross profit                66.4         66.4         65.2         65.5

Labor & related expenses    34.3         33.8         33.8         33.4
Other store operating
  expenses                  14.7         14.9         14.9         15.2
General and administrative   5.4          6.0          5.5          6.0
                           _____        _____        _____        _____

     Total expenses         54.4         54.7         54.2         54.6
                           _____        _____        _____        _____

Operating income            12.0         11.7         11.0         10.9
Interest expense             0.3          0.0          0.1          0.0
Interest income              0.2          0.2          0.2          0.3
                           _____        _____        _____        _____

Pretax income               11.9         11.9         11.1         11.2
Provision for income taxes   4.4          4.5          4.1          4.2
                           _____        _____        _____        _____

Net income                   7.5%         7.4%         7.0%         7.0%
                           =====        =====        =====        =====

                                   Same Store Sales Analysis
                                       214 Store Average
                                       _________________

                              Quarter Ended          Nine Months Ended
                           May 2,    April 26,     May 2,     April 26,
                            1997       1996         1997        1996
                            ____       ____         ____        ____

Restaurant                $763.5       $733.8     $2,274.4     $2,210.0
Retail                     204.5        182.0        691.1        633.9
                          ______       ______     ________     ________

Restaurant & retail       $968.0       $915.8     $2,965.5     $2,843.9
                          ======       ======     ========     ========



                                  Same Store Sales Analysis
                                      214 Store Average
                                      _________________


                              Comparable                Comparable
                            13-Weeks Ended            39-Weeks Ended
                           May 2,      May 3,       May 2,       May 3,
                           1997         1996         1997         1996
                           ____         ____         ____         ____

Restaurant                $763.5       $744.5      $2,274.4     $2,199.7
Retail                     204.5        188.8         691.1        632.8
                          ______       ______      ________     ________

Restaurant & retail       $968.0       $933.3      $2,965.5     $2,832.5
                          ======       ======      ========     ========

Sales
_____

     Net sales for the third quarter of fiscal 1997 increased 25% compared to last year's third quarter. For the comparable 13-week period ended May 2, 1997, same store restaurant sales increased 2.5% and same store retail sales increased 8.3%, for a total same store sales (restaurant and retail) increase of 3.7%. Same store retail sales benefited from the introduction of a new Spring browsing book which had not been published previously. Sales from new stores and the effect of a one-week shift in comparable 13-week periods, accounted for the balance of the third quarter net sales increase. The third quarter of fiscal 1997 was the 13 weeks beginning February 1, 1997, and ending May 2, 1997. Last fiscal year the third quarter was the 13 weeks beginning January 27, 1996, and ending April 26, 1996. The two fiscal quarters do not cover the comparable 13-week periods because fiscal 1996 was a 53-week year.

     Net sales for the nine-month period ended May 2, 1997, increased 21% compared to the nine-month period ended April 26, 1996. For the comparable 39-weeks ended May 2, 1997, same store restaurant sales increased 3.4% and same store retail sales increased 9.2%, for a total same store sales (restaurant and retail) increase of 4.7%. Sales from new stores partially offset by the effect of a one-week shift in comparable 39-week periods accounted for the balance of the nine-month period net sales increase. The nine-month period for fiscal 1997 was the 39 weeks beginning August 3, 1996 and ending May 2, 1997. The nine-month period for fiscal 1996 was the 39 weeks beginning July 29, 1995 and ending April 26, 1996.

Cost of Goods Sold
__________________

     Cost of goods sold as a percentage of net sales for the third quarter of fiscal 1997 and the third quarter of last year was 33.6%. Cost of goods sold as a percentage of net sales remained unchanged, primarily due to an increasing mix of retail sales which have a higher cost of goods than restaurant sales offset by a significant reduction in the post-Easter markdowns of retail merchandise.

     Cost of goods sold as a percentage of net sales for the nine-month period ended May 2, 1997 increased to 34.8% from 34.5% for the nine-month period ended April 26, 1996. This increase was primarily due to substantial increases in dairy and hog complex prices and due to an increasing mix of retail sales which have a higher cost of goods than restaurant sales. These increases were partially offset by significant reductions in post-Christmas and post-Easter markdowns of retail merchandise.

Labor and Related Expenses
__________________________

     Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales increased to 34.3% in the third quarter this year from 33.8% last year primarily resulting from the introduction of a new store-level bonus program. Additionally, labor and related expenses increased due to the incremental labor expenses resulting from opening fifteen new stores during the third quarter of fiscal 1997 compared to thirteen new stores opened in the third quarter last year. Such increases were partially offset by the net effect of reduced hourly labor costs resulting from enhanced operational productivity and sales increases, partially offset by wage inflation of approximately 2.9%.

     Labor and related expenses as a percentage of net sales increased to 33.8% in the nine-month period ended May 2, 1997 from 33.4% in the nine-month period ended April 26, 1996. The increase primarily resulted from the introduction of a new store-level bonus program at the beginning of fiscal 1997.

Other Store Operating Expenses
______________________________

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales decreased to 14.7% in the third quarter of fiscal 1997 from 14.9% in the third quarter of last year. The primary reason for the decrease was a decrease in operating supplies expense resulting from the return to paper napkins from linen napkins in the stores. This decrease was partially offset by the incremental operating expenses which resulted from opening fifteen new stores in the third quarter of fiscal 1997 as compared to only thirteen in the third quarter of last year.

     Other store operating expenses as a percentage of net sales decreased to 14.9% in the nine-month period ended May 2, 1997 from 15.2% in the nine-month period ended April 26, 1996. The primary reason for the decrease was a decrease in operating supplies expense resulting from the return to paper napkins from linen napkins in the stores.

General and Administrative Expenses
___________________________________

     General and administrative expenses as a percentage of net sales decreased to 5.4% in the third quarter of fiscal 1997 from 6.0% in the third quarter of last year. The primary reason for the decrease was increased sales volume as compared to the third quarter of last year.

     General and administrative expenses as a percentage of net sales decreased to 5.5% in the nine-month period ended May 2, 1997 from 6.0% in the nine-month period ended April 26, 1996. The primary reason for the decrease was increased sales volume as compared to the same nine-month period last year.

Interest Expense
________________

     Interest expense increased to $729 in the third quarter of fiscal 1997 from $7 in the third quarter of last year. The increase resulted from the Company drawing on its $50,000 term loan on December 2, 1996, partially offset by increased capitalized interest during the quarter as a result of the increase in the number of new stores under construction as compared to last year.

     Interest expense increased to $1,087 in the nine-month period ended May 2, 1997 from $268 in the nine-month period ended April 26, 1996. The increase resulted from the Company drawing on the $50,000 term loan on December 2, 1996, partially offset by increased capitalized interest during the nine-month period resulting from the increase in the number of new stores under construction as compared to last year.

Interest Income
_______________

     Interest income increased to $501 in the third quarter of fiscal 1997 from $429 in the third quarter of last year. The decrease was primarily due to higher average funds available for investment.

     Interest income decreased to $1,387 in the nine-month period ended May 2, 1997 from $1,703 in the nine-month period ended April 26, 1996. The decrease was primarily due to lower average funds available for investment.

Liquidity and Capital Resources
_______________________________

     The Company's operating activities provided net cash of $66,669 for the nine-month period ended May 2, 1997. The cash provided by net income adjusted by depreciation and amortization was partially offset by increases in inventories and decreases in accounts payable.

     Capital expenditures were $117,946 for the nine-month period ended May 2, 1997. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $545 and $1,899 for the quarter and nine-month period ended May 2, 1997, respectively, as compared to $528 and $1,507 for the quarter and nine-month period ended April 26, 1996, respectively.

     The Company's internally generated cash, short-term and long-term investments were not sufficient to finance all of its growth in the first nine months of fiscal 1997. As planned, the Company established a $50,000 term loan in the second quarter of fiscal 1997.

     The Company estimates that its capital expenditures for fiscal 1997 will be approximately $170,000, substantially all of which will be land purchases and the construction of new stores. On December 2, 1996 the Company received the proceeds from a $50,000 5-year term loan bearing interest at a three-month LIBOR-based rate ("London Interbank Offered Rate"). Concurrently, the Company entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. This $50,000 term loan is part of a $125,000 bank credit facility that also includes a $75,000 revolver. Management believes that cash, short-term and long-term investments at May 2, 1997, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion plans into fiscal 1998. Further, the Company's available $75,000 revolver should be sufficient to provide the Company with the financial flexibility for its continued expansion plans through fiscal 1999.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of May 2, 1997, and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 2, 1997 and April 26, 1996. These consolidated financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
June 4, 1997

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





                  CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  6/4/97       By /s/Michael A. Woodhouse
     _________        _____________________________________________
                      Michael A. Woodhouse, Chief Financial Officer



Date:  6/4/97       By /s/Patrick A. Scruggs
     _________        _____________________________________________
                      Patrick A. Scruggs, Assistant Treasurer

June 4, 1997



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and nine-month periods ended May 2, 1997 and April 26, 1996, as indicated in our report dated June 4, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 2, 1997, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee