Form 10-K
period 1997-08-01
CRACKER BARREL OLD COUNTRY STORE INC
filed 1997-10-27
CIK 25373

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                               ___________

                                FORM 10-K
(Mark One)
[x]  Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934 (No Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from ________ to ________

For fiscal year ended                        Commission file number
August 1, 1997                                       0-7536

                                ___________

                  CRACKER BARREL OLD COUNTRY STORE, INC.
          (Exact name of registrant as specified in its charter)

          Tennessee                                  62-0812904
(State or other jurisdiction of                   (I.R.S. Employer
incorporation   or  organization)              Identification Number)

Hartmann Drive,  P.O. Box 787                        37088-0787
Lebanon, Tennessee                                   (Zip code)
(Address of principal executive offices)

                               ___________
           Registrant's telephone number, including area code:

                              (615)444-5533

                               ___________
       Securities registered pursuant to Section 12(b) of the Act:

                                   None

                               ___________
       Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock
                             (Par Value $.50)
                               ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X     No  _
The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,918,787,697 as of September 29, 1997.

                             61,395,068
____________________________________________________________________
(Number of shares of common stock outstanding as of September 29, 1997.)

                   Documents Incorporated by Reference
                   ___________________________________
Document from which Portions                 Part of Form 10-K
are Incorporated by Reference               to which incorporated
_____________________________               _____________________
1.   Annual Report to Shareholders           Items 6, 7 and 8
     for the fiscal year ended
     August 1, 1997
2.   Proxy Statement for Annual              Part III
     Meeting of Shareholders
     to be held November 25, 1997

       Except for specific historical information, the matters discussed in this Form 10-K, as well as the Company's Annual Report to Shareholders for the year ended August 1, 1997 incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of Cracker Barrel Old Country Store, Inc. to differ materially from those expressed or implied by such statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the ability of the Company to recruit and train restaurant personnel in its expansion locations; the acceptance of the Cracker Barrel concept as the Company continues to expand into new geographic regions; continued successful development of new and regional menu items; changes in or implementation of additional governmental rules and regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

                                  PART I

ITEM 1. BUSINESS

Overview

      Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company" or "Cracker Barrel") own and operate 319 full service "country store" restaurants which are primarily located in the southeast, midwest, mid-atlantic and southwest United States. The majority of stores are located along interstate highways, however, ten stores are located at "tourist destinations". The restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in hand-blown glassware, cast iron cookware, toys and wood crafts as well as various old fashioned candies, jellies and other foods. The Company considers its store operations to constitute an integrated, single line of business.

      As announced on August 21, 1996, the Company took a one-time charge related to store closures and certain other write-offs. The details related to this charge are included in Note 1 under "Store closing costs" on page 32 of the Company's 1997 Annual Report.

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

      PRODUCTS: Cracker Barrel's restaurants offer rural American cooking featuring the Company's own recipes. In keeping with the Company's emphasis on authenticity and quality, Cracker Barrel restaurants prepare menu selections on the premises. The Company's restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Most items may be ordered at any time throughout the day. Breakfast items include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, with prices for a breakfast meal ranging from $2.59 to $7.49. Lunch and dinner items include country ham, chicken, fish, steak, barbecue pork ribs, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, homemade soups and specialty items such as beef stew with muffins. Lunches and dinners range in price from $2.99 to $14.99. The Company from time to time increases its prices and increased its menu prices approximately 1% in October 1996 and 2% in May 1997.

      The retail stores, which are decorated with antique signs, primitive tools and other memorabilia in a turn-of-the-century atmosphere, offer a wide variety of items consisting primarily of hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other foodstuffs. Many of the candy items, smoked bacon, jellies and jams along with other high quality products are sold under the "Cracker Barrel Old Country Store" brand name.

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

      STORE MANAGEMENT: Store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 100 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the pre-tax profits of their store when meeting or exceeding predetermined performance criteria. To assure that individual stores are operated at a high level of quality, the Company emphasizes the selection and training of store managers and has a level of District Management to support individual store managers.

      The store management recruiting and training program begins with an evaluation and screening process. In addition to multiple interviews and background and experience verification, the Company conducts testing which it believes is important in selecting those applicants best suited to manage store operations. Those candidates who successfully pass this screening process are then required to complete an 11-week training program consisting of eight weeks of in-store training and three weeks of training at the Company's
corporate   facilities.   This  program  allows  new  managers   the
opportunity to become familiar with the Company's operations, management objectives, controls and evaluation criteria before assuming management responsibility.

      PURCHASING AND DISTRIBUTION:   Cracker  Barrel   negotiates
directly with food vendors as to price and other material terms of most food purchases. The Company purchases the majority of its food products and restaurant supplies on a cost-plus basis through a distributor headquartered in Nashville, Tennessee with custom distribution centers in Lebanon, Tennessee; Dallas, Texas; Gainesville, Florida; and Belcamp, Maryland. The distributor is responsible for placing food orders and warehousing and delivering food products to the Company's stores. This distributor is not affiliated with the Company. Certain perishable food items are purchased locally by the Company's stores.

      On  January 10, 1997, the Company signed a new agreement with the
food  distributor  which became effective February  1,  1997.   This
agreement, characterized as a "Prime Vendor Contract", outlined  the
relationship  between  the  Company  and  the  distributor  and   is
considered a mutual agreement between both parties that will permit a profitable relationship. The contract will remain in effect until it is mutually modified in writing by both parties or until terminated by either the Company or the distributor upon one hundred eighty days written notice to the other party.

      The single food category accounting for the largest share (approximately 17%) of the Company's food purchasing expense is pork. The single food item within the pork category accounting for the largest share of the Company's food purchasing expense is country ham. The Company presently purchases its pork food items through ten vendors and its country ham through two vendors. Should any pork items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

      The majority of retail items are purchased directly by Cracker Barrel, warehoused at its Lebanon distribution center and shipped to the stores. On December 20, 1996, the Company signed a dedicated carriage agreement with an unaffiliated transportation company for the transportation of retail merchandise from the Company's distribution center throughout the contiguous forty-eight states. This agreement, which is for a period of forty eight (48) months, sets forth the relationship between the respective companies and is structured to facilitate the growth of the Company's retail business over the next four years. The transportation company or the Company may terminate the agreement on any annual anniversary date by giving the other party sixty (60) days prior written notice. Certain retail items are shipped directly to the Company's stores.

      QUALITY, COST AND INVENTORY CONTROLS: Costs are monitored by management to determine if any material variances in food cost or operating expenses have occurred. The Company's computer systems are used to analyze store operating information by providing management
reports   for  continual  monitoring  of  sales  mix  and   detailed
operational cost data. This system is also used in the development of budget analyses and planning.

     MARKETING: New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume. To effectively reach consumers in the primary trade area for each Cracker Barrel store and also interstate travelers and tourists, outdoor advertising is the primary advertising media utilized, accounting for approximately 50% of advertising expenditures. The Company utilizes various types of media, such as television and radio, in its core markets to maintain customer awareness. Outside of its core markets, radio and print are the primary media used in an effort to increase name awareness and to build brand loyalty. The Company defines its core market based on geographic location, longevity in the market and name awareness in the market.

     SEASONAL ASPECTS: Historically the profits of the Company have been lower in the second fiscal quarter than in the first and third fiscal quarters and highest in the fourth fiscal quarter. Management attributes these variations primarily to the decrease in interstate tourist traffic during the winter months and the increase in interstate tourist traffic during the summer months.

      WORKING CAPITAL: In the restaurant industry substantially all sales are either for cash or credit card. Like most other restaurant companies, the Company is able to, and may from time to time, operate with negative working capital. Restaurant inventories purchased through the food distributor are now on terms of net zero days, while restaurant inventories purchased locally are generally financed from normal trade credit. Retail inventories purchased domestically are generally financed from normal trade credit, while retail imported inventories are generally purchased through letters of credit. These various trade terms are aided by rapid turnover of the restaurant inventory.

Expansion

     The Company opened fifty new stores in fiscal 1997.  Ten of the
stores   are   located  on  Interstate  95  in  Belcamp, Maryland,
Jacksonville, Florida, Titusville, Florida, Boynton Beach, Florida, Fayetteville, North Carolina, Wilson, North Carolina, Milford, Connecticut, Chester, Virginia, St. Augustine, Florida, and Santee, South Carolina; three are located on Interstate 20 in Vicksburg, Mississippi, Benbrook, Texas, and Oxford, Alabama; Interstate 40 in Alma, Arkansas, Flagstaff, Arizona and Midwest City, Oklahoma; Interstate 70 in Kansas City, Kansas, Springfield, Ohio and New Stanton, Pennsylvania; and Interstate 90 in Erie, Pennsylvania, East Greenbush, New York and Lancaster, New York; two are located on Interstate 55 in Batesville, Mississippi and Romeoville, Illinois; Interstate 59 in Hattiesburg, Mississippi and Tuscaloosa, Alabama; Interstate 75 in Venice, Florida and Brighton, Michigan; Interstate 77 in Mooresville and Jonesville, North Carolina; Interstate 78 in Hamburg and Fogelsville, Pennsylvania; and Interstate 81 in Cicero and Watertown, New York; and one each is located on: 31st Avenue in Tulsa, Oklahoma; Highway 17 in South Myrtle Beach, South Carolina; Highway 358 in Corpus Christi, Texas; Interstate 8 in Yuma, Arizona; Interstate 10 in Sulfur, Louisiana; Interstate 15 in Layton, Utah;

Interstate 64 in Barboursville, West Virginia; Interstate 25 in Pueblo, Colorado; Interstate 29 in St. Joseph, Missouri; Interstate 35 in Burleson, Texas; Interstate 65 in Greenville, Alabama; Interstate
71 in La Grange, Kentucky; Interstate 181 in Johnson City, Tennessee; Interstate 196 in Grandville, Michigan; Interstate 215 in West Valley, Utah; and Interstate 275 in Forrest Park, Ohio.

      The Company plans to open fifty new stores during fiscal 1998. Twelve of the stores are already open: two are located on:
Interstate 85 in Henderson, North Carolina and Commerce, Georgia; and Interstate 10 in Marana, Arizona and Gonzales, Louisiana; and one each is located on: Interstate 15 in Springville, Utah; Interstate 35 in Edmond, Oklahoma; Interstate 40 in Russellville, Arkansas; Interstate 55 in Hammond, Louisiana; Interstate 77 in Beckley, West Virginia; and Interstate 90 in Billings, Montana; Interstate 295 in Pennsville, New Jersey; and Loop 101 in Peoria, Arizona.

      Prior to committing to a new location, the Company performs extensive reviews of various available sites, gathering approximate cost, demographic and traffic data. This information is entered into a model to help with the decision on building a store. The Company utilizes in-house engineers to consult on architectural plans, to develop engineering plans and to oversee new construction. The Company is currently engaged in the process of seeking and selecting new sites, negotiating purchase or lease terms and developing chosen sites.

     It is the Company's preference to own its store properties. Of the 319 stores open as of October 31, 1997, the Company owns 301, while the other 18 properties are either ground leases or ground and building leases. Currently, average cost for a new store is approximately $1,250,000 for land and sitework, $800,000 for building, and $550,000 for equipment. The current store size is approximately 10,000 square feet with 184 seats in the restaurant.

Employees

     As of August 1, 1997, Cracker Barrel employed 35,805 people, of whom 399 were in advisory and supervisory capacities, 1,876 were in store management positions and 17 were officers of the Company. Many of the restaurant personnel are employed on a part-time basis. The Company has an incentive plan for its hourly employees which is intended to lower turnover and to increase productivity by providing a defined career path through testing and ranking of employees. The Company's employees are not represented by any union, and management considers its employee relations to be good.

Competition

      The restaurant business is highly competitive and is often affected by changes in the taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. Restaurant industry segments overlap and often provide competition for widely diverse restaurant concepts. The principal basis of competition in the industry is the quality and price of the food products offered. Site selection, quality and speed of service, advertising and the attractiveness of facilities are also important.

     There are a large number of restaurants catering to the public, including several franchised operations in the family segment of the restaurant industry, which are substantially larger and have greater financial and marketing resources than those of the Company and which compete directly and indirectly in all areas in which the Company operates.

Trademarks

      The Company owns certain registered copyrights, patents and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. The Company believes that the use of these names have some value in maintaining the atmosphere and public acceptance of its mode of operations.

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

      The Company utilizes approximately 190,000 square feet of office space and 400,000 square feet of warehouse facilities. Management feels that the current amount of office space is sufficient to meet the Company's needs through the end of fiscal 1999.

      In addition to the corporate facilities, the Company owns or leases the following properties as of October 31, 1997:

State                             Owned                       Leased
_____                    _______________________      _______________________
                         Land          Buildings      Land          Buildings
                         ____          _________      ____          _________
Tennessee                 27              28             8               5
Florida                   32              29             -               -
Texas                     22              20             -               _
Georgia                   19              18             2               2
North Carolina            20              19             1               -
Illinois                  18              19             1               -
Ohio                      16              17             2               -
Indiana                   16              15             -               -
Virginia                  14              14             -               -
Alabama                   13              12             1               1
Kentucky                  12              11             2               2
Michigan                  13              13             -               -
Missouri                  12              11             -               -
South Carolina            10              10             2               1
Louisiana                  8               8             -               -
Mississippi                8               8             -               -
Pennsylvania               8               6             -               -
Arizona                    7               5             -               -
Oklahoma                   6               5             -               -
West Virginia              6               5             -               -
New York                   5               4             1               -
Arkansas                   5               4             -               -
Wisconsin                  5               4             -               -
Colorado                   4               4             -               -
Kansas                     4               3             -               -
Minnesota                  4               3             -               -
Iowa                       3               3             -               -
Utah                       3               3             -               -
New Mexico                 2               2             1               -
Maryland                   2               2             -               -
Connecticut                1               1             -               -
Montana                    1               1             -               -
New Jersey                 -               1             1               -
Idaho                      1               -             -               -
Nebraska                   1               -             -               -

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

Executive Officers of the Registrant

      The following table sets forth certain information concerning the executive officers of the Company as of September 29, 1997:

Name                          Age       Position with Registrant
____                          ___       ________________________
Dan W. Evins                  62        Chairman of the Board
                                        & Chief Executive Officer

Ronald N. Magruder            49        President  &  Chief
                                        Operating Officer

Michael A. Woodhouse          52        Senior Vice President,
                                        Finance  & Chief  Financial
                                        Officer

Michael D. Adkins             42        Senior Vice President,
                                        Restaurant Operations

Norman J. Hill                55        Senior  Vice  President,
                                        Human Resources

Richard G. Parsons            45        Senior Vice President,
                                        Merchandising

James F. Blackstock           50        Vice  President,  General
                                        Counsel and Secretary

Ellen C. Cozart               39        Vice President,  Human
                                        Resources

Judith K. Donovan             42        Vice  President,  New
                                        Business Development

James D. Fisher               51        Vice President,
                                        Marketing

Mattie H. Hankins             57        Vice President &
                                        Controller

Debra K. Kidwell              38        Vice President, Retail
                                        Purchasing

Donald G. Kravitz             61        Vice President,
                                        Property Development

Michael J. Matheny            50        Vice President, Information
                                        Services

Thomas R. Pate                38        Vice President, Training and
                                        Management Development

Jonathan C. Sleik             46        Vice President,
                                        Purchasing and Distribution

Mark W. Tanzer                40        Vice President,  Product
                                        Development

John J. Davoli                45        Regional Vice  President,
                                        Restaurants

Scott C. Diffenderfer         43        Regional Vice President,
                                        Restaurants

Cecilia S. Gibson             42        Regional Vice President, Retail

Carolyn M. Hall               40        Regional Vice President, Retail


Dan L. Markley                40        Regional Vice President, Retail

Terry A. Maxwell              38        Regional Vice President,
                                        Restaurants

Cyril J. Taylor               43        Regional Vice President,
                                        Restaurants

Stanley L. Warner             43        Regional Vice President,
                                        Restaurants

Gary L. Wooddell              33        Regional Vice President, Retail

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

      Prior to his employment with the Company in December 1995, Mr. Woodhouse was Senior Vice President and Chief Financial Officer of Daka International, Inc. from 1993 to 1995. Mr. Woodhouse was Vice President and Chief Financial Officer of Tia's Inc. from 1992 to 1993. Prior to 1992 he was Executive Vice President and Chief Financial Officer of Metromedia Steakhouses, Inc.

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

      Prior to his employment with the Company in June 1997, Mr. Blackstock was with Travel Centers of America, Inc. from 1993 to 1997 serving as Vice President, General Counsel and Secretary. Prior to 1993, Mr. Blackstock practiced law in Los Angeles, California as a principal in the firm of James F. Blackstock, Professional Law Corporation.

                                 PART II

ITEM   5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             SHAREHOLDER MATTERS

     Since the initial public offering of the Company's common stock in November 1981, the Company's common stock has been traded on The Nasdaq Stock Market (National Market System) with the symbol CBRL. There were 19,313 shareholders of record as of September 29, 1997.

      The following table indicates the high and low sales prices of the Company's common stock as reported on The Nasdaq Stock Market (National Market System) during the periods indicated.

                  Fiscal Year 1997 Prices       Fiscal Year  1996 Prices

Quarter             High            Low           High             Low
_______             ____            ___           ____             ___
First              $25.63         $19.63         $21.50          $17.38
Second              28.38          19.88          19.25           15.75
Third               29.25          24.88          24.88           17.88
Fourth              29.88          23.75          27.38           19.38

      In September 1983 the Board of Directors of the Company initiated a policy of declaring dividends on a quarterly basis. Prior to such date the Board followed a policy of declaring annual dividends during the first fiscal quarter. Quarterly dividends of $.005 per share were paid during all four quarters of fiscal 1996 and 1997. The Company foresees paying comparable cash dividends per share in the future.

      The  covenants  relating  to the 9.53%  Senior  Notes  in  the original amount of $30,000,000 impose certain restrictions on the payment of cash dividends and the purchase of treasury stock. Retained earnings not restricted under the covenants were approximately $382,000,000 at August 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The table "Selected Financial Data" on page 23 of the Company's
Annual Report to Shareholders for the year ended August 1, 1997 (the "1997 Annual Report") is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The  following  portions  of  the  1997  Annual  Report   are
incorporated herein by reference:

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The  following  portions  of  the  1997  Annual  Report   are
incorporated herein by reference:

      Consolidated Financial Statements and Independent Auditors' Report on pages 27 through 39.

     Quarterly Financial Data (Unaudited) on page 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"). The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's 1997 Proxy Statement.

ITEM  12.   SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
            MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Transactions with Management" in the Company's 1997 Proxy Statement.

                                 PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   List of documents filed as part of this report:

           1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 27 through 39 of the 1997 Annual Report are incorporated herein by reference:

                Independent Auditors' Report dated September 10, 1997

                Consolidated Balance Sheet as of August 1, 1997 and
                August 2, 1996

                Consolidated Statement of Income for each of the three fiscal years ended August 1, 1997, August 2, 1996 and July 28, 1995

                Consolidated Statement of Changes in Stockholders' Equity for each of the three fiscal years ended August 1, 1997, August 2, 1996 and July 28, 1995

                Consolidated Statement of Cash Flows for each of the three fiscal years ended August 1, 1997, August 2, 1996 and July 28, 1995

                Notes to Consolidated Financial Statements

           2. The exhibits listed in the accompanying Index to Exhibits on pages 14 & 15 are filed as part of this annual report.

     B.   Reports on Form 8-K:

           There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended August 1, 1997.

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CRACKER BARREL OLD COUNTRY STORE, INC.


By:  /s/Dan W. Evins                    By:  /s/Mattie H. Hankins
     ______________________________     ___________________________
     Dan W. Evins                       Mattie H. Hankins
     CEO and Chairman of the Board      Vice President & Controller
     (Principal Executive Officer)


By:  /s/Michael A. Woodhouse
     ______________________________
     Michael A. Woodhouse
     Senior Vice President, Finance
     (Principal Financial Officer)

Date:  October 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/James C. Bradshaw, M.D.
_____________________________________     _________________________________
James  C.  Bradshaw,  M.D.,  Director     Charles  T.  Lowe,  Jr., Director


                                          /s/B.F. Lowery
_____________________________________     _________________________________
Robert V. Dale, Director                  B. F. Lowery, Director


/s/Dan W. Evins                           /s/Ronald N. Magruder
_____________________________________     _________________________________
Dan W. Evins, Director                    Ronald N. Magruder, Director


/s/Edgar W. Evins                         /s/ Gordon L. Miller
_____________________________________     _________________________________
Edgar W. Evins, Director                  Gordon L. Miller, Director


/s/William D. Heydel
_____________________________________     _________________________________
William D. Heydel, Director               Martha M. Mitchell, Director


_____________________________________     _________________________________
Robert C. Hilton, Director                Jimmie D. White, Director


_____________________________________
Charles E. Jones, Jr., Director

                         INDEX TO EXHIBITS


Exhibit

3(a)      Charter (1)

3(b)      Bylaws (2)

4(a) Note Agreement dated as of January 1, 1991, relating to $30,000,000 of 9.53% Senior Notes (3)

10(a) Credit Agreement dated February 18, 1997, relating to the $50,000,000 Term Loan and the $75,000,000 Revolving Credit and Letter of Credit Facility

10(b)     Lease dated August 27, 1981 for lease of Clarksville,
          Tennessee,  and Macon,  Georgia,  stores  between  B.  F.
          Lowery,  general  counsel and a director,   and  the
          Company (4)

10(c) The Company's Incentive Stock Option Plan of 1982, as amended (5)

10(d)     The Company's 1987 Stock Option Plan, as amended (1)

10(e)     The Company's Amended and Restated Stock Option Plan (6)

10(f) The Company's Non-Employee Director's Stock Option Plan, as amended (7)

10(g)     The Company's Executive Employment Agreement (5)

10(h)     The  Company's Non-Qualified Savings Plan, effective
          1/1/96, as amended (8)

10(i)     The  Company's Deferred Compensation Plan, effective
          1/1/94 (8)

10(j) Executive Employment Agreement for Ronald N. Magruder dated 7/5/95 (9)

10(k)     Executive  Employment  Agreement  for  Michael A.
          Woodhouse dated 11/15/95 (9)

13 Pertinent portions, incorporated by reference herein, of the Company's 1997 Annual Report to Shareholders

21        Subsidiaries of the Registrant

22        Definitive Proxy Materials

23        Consent of Deloitte & Touche LLP

 (1) Incorporated by reference to the Company's Registration Statement on Form S-8 under the Securities Act of 1933 (File No. 33-45482).

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 1995. (File No. 0-7536).

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3 under the Securities Act of 1933 (File No. 33-38989).

 (4) Incorporated by reference to the Company's Registration Statement on Form S-7 under the Securities Act of 1933 (File No. 2-74266).

 (5) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended July 28, 1989 (File No. 0-7536).

 (6) Incorporated by reference to the Company's 1996 Definitive Proxy materials, attached hereto as Exhibit 22.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the
      fiscal year ended August 2, 1991   (File No. 0-7536).

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 2, 1996 (File No. 0-7536).

 (9)  Incorporated  by  reference  to  the  Executive  Employment
      Agreement section, page 12 and 13 of the Company's 1997 Definitive Proxy materials, attached hereto as Exhibit 22.