Form 10-Q
period 1997-10-31
CRACKER BARREL OLD COUNTRY STORE INC
filed 1997-12-12
CIK 25373

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1997

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

     Yes X     No_






                61,497,866 Shares of Common Stock
         Issued and Outstanding as of November 28, 1997

                             PART I

Item 1. Financial Statements

             CRACKER BARREL OLD COUNTRY STORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                        October 31,     August 1,
                                           1997           1997
                                           ____           ____
ASSETS                                  (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents             $ 66,655       $ 64,933
  Short-term investments                   1,349          1,666
  Receivables                              4,301          4,836
  Inventories                             86,428         73,269
  Prepaid expenses                         4,835          4,707
                                        ________       ________
     Total current assets                163,568        149,411
                                        ________       ________

  Property and equipment,net             707,986        678,167
  Other assets                             1,919          1,127

                                        ________       ________
Total assets                            $873,473       $828,705
                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $ 27,467       $ 27,422
  Accrued expenses                        69,725         57,669
  Current portion of long-term debt        3,500          3,500
  Current portion of capital lease
     obligations                             166            166
                                        ________       ________
     Total current liabilities           100,858         88,757
                                        ________       ________

Long-term debt                            62,000         62,000
Capital lease obligations                  1,269          1,302
Deferred income taxes                     16,214         16,214

Stockholders' equity:
  Common stock - $.50 par value,          30,737         30,533
     authorized 150,000,000 shares,
     issued and outstanding 61,474,674
     at October 31, 1997 and 61,065,306
     at August 1, 1997
  Additional paid-in capital             220,919        211,850
  Retained earnings                      441,476        418,049
                                        ________       ________

     Total stockholders' equity          693,132        660,432
                                        ________       ________

Total liabilities and stockholders'
  equity                                $873,473       $828,705
                                        ========       ========


See notes to condensed consolidated financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                               (Unaudited)


                                             Quarter Ended
                                    _______________________________
                                    October 31,         November 1,
                                       1997                 1996
                                       ____                 ____
Net sales:
  Restaurant                         $242,230             $202,528
  Retail                               70,525               56,374
                                     ________             ________

     Total sales                      312,755              258,902

Cost of goods sold                    106,491               89,315
                                     ________             ________

Gross profit on sales                 206,264              169,587

Labor & related expenses              106,100               87,225
Other store operating expenses         46,489               37,969
                                     ________             ________

Store operating income                 53,675               44,393

General and administrative             15,882               14,354
                                     ________             ________

Operating income                       37,793               30,039

Interest expense                        1,060                   --
Interest income                           820                  364
                                     ________             ________

Pretax income                          37,553               30,403

Provision for income taxes             13,820               11,553
                                     ________             ________

Net income                           $ 23,733             $ 18,850
                                     ========             ========

Earnings per share                   $    .38             $    .31
                                     ========             ========

Weighted average common
  shares and equivalents               62,288               61,107
                                     ========             ========

Dividends per share                  $   .005             $   .005
                                     ========             ========


See notes to condensed consolidated financial statements.

                  CRACKER BARREL OLD COUNTRY STORE, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                    Three Months Ended
                                                __________________________
                                                October 31,    November 1,
                                                   1997           1996
                                                   ____           ____
Cash flows from operating activities:
  Net income                                     $23,733        $18,850
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                      10,464          8,983
     Loss (gain)on disposition of property
      and equipment                                  437            (56)
  Changes in assets and liabilities:
     Inventories                                 (13,159)       (16,479)
     Other assets                                   (792)            19
     Accounts payable                                 45         (1,231)
     Other current assets and liabilities         12,463          1,872
                                                 _______        _______
  Net cash provided by operating activities       33,191         11,958
                                                 _______        _______

Cash flows from investing activities:
  Proceeds from maturities of short-term
   investments                                       317          3,380
  Purchase of property and equipment             (41,381)       (39,537)
  Proceeds from sale of property and equipment       661            815
                                                 _______        _______
  Net cash used in investing activities          (40,403)       (35,342)
                                                 _______        _______

Cash flows from financing activities:
  Proceeds from exercise of stock options          9,273            292
  Principal payments under long-term debt
   and capital lease obligations                     (33)           (33)
  Dividends on common stock                         (306)          (303)
                                                 _______        _______
  Net cash provided by (used in) financing
   activities                                      8,934            (44)
                                                 _______        _______

Net increase (decrease) in cash and cash
   equivalents                                     1,722        (23,428)

Cash and cash equivalents, beginning of period    64,933         28,971
                                                 _______        _______

Cash and cash equivalents, end of period         $66,655        $ 5,543
                                                 =======        =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the three months for:
   Interest                                      $   832        $     8
   Income taxes                                    6,092          5,326


See notes to condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Condensed Consolidated Financial Statements
    ___________________________________________

    The condensed consolidated balance sheet as of October 31, 1997 and the related condensed consolidated statements of income and cash flows for the quarters ended October 31, 1997 and November 1, 1996, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

    These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended August 1, 1997.

    Deloitte & Touche LLP, the Company's independent auditors, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________

    The provision for income taxes for the quarter ended October 31, 1997 has been computed based on management's estimate of the effective tax rate for the entire fiscal year of 36.8%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rates for the quarter ended November 1, 1996 and for the entire fiscal year of 1997 were 38.0% and 37.0%, respectively.

3.  Seasonality
    ___________

    The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended October 31, 1997 cannot be considered indicative of the operating results for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts reported in Item 2 are shown in thousands. Except for specific historical information, many of the matters discussed in this Form 10-Q are forward-looking statements that involve risks, uncertainties and other factors which may cause the actual performance of Cracker Barrel Old Country Store, Inc. to differ materially from those expressed or implied by such statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the ability of the Company to recruit and train restaurant personnel in its expansion locations; the acceptance of the Cracker Barrel concept as the Company continues to expand into new geographic regions; continued successful development of new and regional menu items; the continued success of the Company's recently rolled out frequency-based Cracker Barrel Old Country Store Neighborhood program; changes in or implementation of additional governmental rules and regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Results of Operations

     The following table highlights operating results for the quarter ended October 31, 1997 as compared to the same period a year ago:

                                             Quarter Ended
                                    _________________________________
                                    October  31,         November  1,
                                        1997                 1996
                                        ____                 ____
Net sales:
  Restaurant                          77.5%                78.2%
  Retail                              22.5                 21.8
                                     _____                _____

     Total net sales                 100.0                100.0

Cost of goods sold                    34.0                 34.5
                                     _____                _____

Gross profit on sales                 66.0                 65.5

Labor & related expenses              33.9                 33.7
Other store operating expenses        14.9                 14.7
                                     _____                _____

Store operating income                17.2                 17.1

General and administrative             5.1                  5.5
                                     _____                _____

Operating income                      12.1                 11.6

Interest expense                       0.3                  0.0
Interest income                        0.2                  0.2
                                     _____                _____

Pretax income                         12.0                 11.8

Provision for income taxes             4.4                  4.5
                                     _____                _____

Net income                             7.6%                 7.3%
                                     =====                =====

                                   Same Store Sales Analysis
                                       257 Store Average
                                       _________________

                                          Quarter Ended
                                 ________________________________
                                 October  31,       November 1,
                                    1997               1996
                                    ____               ____
Restaurant                        $  785.3             $770.9
Retail                               225.6              214.3
                                  ________             ______

Restaurant & retail               $1,010.9             $985.2
                                  ========             ======

Sales

      Net sales for the first quarter of fiscal 1998 increased 21% compared to last year's first quarter. Same store restaurant sales increased 1.9% and same store retail sales increased 5.2%, for a total same store sales (restaurant and retail) increase of 2.6%. Same store restaurant sales increased primarily due to an effective 2.9% menu increase throughout the quarter. Same store retail sales increased primarily due to an improved assortment of retail items in the stores. New stores accounted for the balance of the first quarter net sales increase.

Cost of Goods Sold

      Cost of goods sold as a percentage of net sales for the first quarter of fiscal 1998 decreased to 34.0% from 34.5% in the first quarter of last year. The decrease was primarily due to decreases in dairy and hog complex prices from prior year levels. This decrease was partially offset by an increase in the mix of retail sales from 21.8% last year to 22.5% this year, since retail sales carry a higher cost of goods than restaurant sales.

Labor and Related Expenses

     Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales increased to 33.9% in the first quarter this year from 33.7% in the first quarter last year. The increase was primarily due to higher bonus payouts under the store-level bonus program instituted in fiscal 1997. These higher bonus payouts resulted from the significant improvements in store-level operating income in the first quarter of fiscal 1997 versus the prior year. This increase was partially offset by the net improvement in store-level, hourly labor, resulting from enhanced operational productivity partially offset by store-level, hourly wage inflation of approximately 2.9%.

Other Store Operating Expenses

      Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales were 14.9% this year versus 14.7% during the same quarter last year. Other store operating expenses as a percentage of net sales increased primarily due to the loss on the disposal of surplus property and the incremental depreciation associated with the new point-of-sale system in the stores.

General and Administrative Expenses

     General and administrative expenses as a percentage of net sales decreased to 5.1% during the first quarter of this year from 5.5% during the first quarter of last year. The primary reason for the decrease was increased sales volume as compared to the first quarter of last year.

Interest Expense

      Interest expense increased to $1,060 for the first quarter of this year from $0 for the first quarter a year ago. The increase was primarily due to the Company drawing on a $50,000 term loan on December 2, 1996.

Interest Income

      Interest income increased to $820 for the first quarter of this year from $364 for the first quarter a year ago. The primary reason for the increase in interest income was higher average funds available for investment.

Recent Accounting Pronouncements Not Yet Adopted

      In February 1997, SFAS No. 128, "Earnings per Share," was issued. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for both interim and annual periods ending after December 15, 1997, with restatement of all prior periods shown. Earlier application is not permitted. The effective date of SFAS No. 128 for the Company is for the quarter and six-month period ending January 30, 1998. In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 specifies how to report and display comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires the disclosure of certain information about operating segments in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown if not impracticable to do so. The Company will adopt SFAS No. 131 in the first quarter of fiscal 1999. The Company does not expect the adoption of SFAS Nos. 128, 130 or 131 to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

      The Company's operating activities provided net cash of $33,191 for the three months ended October 31, 1997. Most of the cash was provided by net income adjusted by depreciation and amortization. Increases in inventories were substantially offset by increases in other accrued expenses.

      Capital expenditures were $41,381 for the first three months of fiscal 1998. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest decreased to $387 for the first quarter of fiscal 1998 from $639 for the same period a year ago. This decrease was primarily due to the timing of new store construction in fiscal 1998 as compared to the same period a year ago.

       The   Company's  internally  generated  cash  and   short-term
investments were sufficient to finance all of its growth in the first three months of fiscal 1998.

      The Company estimates that its capital expenditures for fiscal 1998 will be approximately $190,000, substantially all of which will be land purchases and the construction of new stores. On December 2, 1996 the Company received the proceeds from a $50,000 5-year term loan bearing interest at a three-month LIBOR-based rate ("London Interbank Offered Rate"). Concurrently, the Company entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. This $50,000 term loan is part of a $125,000 bank credit facility that also includes a $75,000 revolver. Management believes that cash and short-term investments at October 31, 1997, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion plans through fiscal 1999.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of October 31, 1997, and the related condensed consolidated statements of income and cash flows for the quarters ended October 31, 1997 and November 1, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of August 1, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 10, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 10, 1997

                               PART II

                          OTHER INFORMATION


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

               None.


Item 3.   Defaults Upon Senior Securities
          _______________________________

               None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________

           A.    The annual meeting of shareholders was held November
                 25, 1997.

           B. Election of Directors: The following directors were re-elected for one-year terms of office: James C. Bradshaw, Robert V. Dale, Dan W. Evins, Edgar W. Evins, William D. Heydel, Robert C. Hilton, Charles E. Jones, Jr., Charles T. Lowe, Jr.,
                 B.  F.  Lowery,  Ronald  N. Magruder,    Gordon   L.
                 Miller,   Martha M. Mitchell and Jimmie D. White.

          C.     Other Matters:

                 Proposal 1 - Election of Directors.

                                            FOR             ABSTAIN
                                            ___             _______

               James C. Bradshaw         50,334,175         273,892
               Robert V. Dale            50,348,089         259,978
               Dan W. Evins              50,345,771         262,296
               Edgar W. Evins            50,331,606         276,461
               William D. Heydel         50,336,734         271,333
               Robert C. Hilton          50,348,820         259,247
               Charles E. Jones, Jr.     49,628,760         979,307
               Charles T. Lowe, Jr.      50,331,487         276,580
               B. F. Lowery              49,608,952         999,115
               Ronald N. Magruder        50,346,652         261,415
               Gordon L. Miller          50,340,309         267,758
               Martha M. Mitchell        50,344,480         263,587
               Jimmie D. White           50,350,307         257,760

               Proposal 2 - To consider and vote upon the adoption of a proposed amendment to the Cracker Barrel Old Country Store, Inc. Amended and Restated Stock Option Plan, to increase the number of shares of Company Common Stock available under the Plan from 14,025,702 to 17,525,702.

               Affirmative votes cast        21,761,087
               Negative votes cast           15,204,336
               Votes cast to abstain            313,734
               Broker non-votes              13,328,910

               Proposal 3 - To approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 1998 fiscal year.

               Affirmative votes cast        50,376,521
               Negative votes cast              107,828
               Votes cast to abstain            123,718

               Proposal 4 - To consider and take action on a shareholder proposal, requesting that the Compensation and Stock Option Committees link executive compensation to social policy goals.

               Affirmative votes cast         2,300,968
               Negative votes cast           32,144,123
               Votes cast to abstain          2,834,066
               Broker non-votes              13,328,910

Item 5.   Other Information
          _________________

               None.


Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

          A. The following exhibits are filed pursuant to Item 601 of Regulation S-K:

               (15) Letter regarding unaudited financial information.

          B. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES
                                ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                  CRACKER BARREL OLD COUNTRY STORE, INC.



Date: 12/10/97       By /s/Michael A. Woodhouse
      ________         _____________________________________________
                       Michael A. Woodhouse, Chief Financial Officer



Date: 12/10/97       By /s/Patrick A. Scruggs
      ________         _____________________________________________
                       Patrick A. Scruggs, Assistant Treasurer

December 10, 1997



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters ended October 31, 1997 and November 1, 1996, as indicated in our report dated December 10, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and
Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee