Form 10-Q
period 1998-01-30
CRACKER BARREL OLD COUNTRY STORE INC
filed 1998-03-12
CIK 25373

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended January 30, 1998

                  Commission file number 0-7536

             CRACKER BARREL OLD COUNTRY STORE, INC.

A Tennessee Corporation                 I.R.S. EIN: 62-0812904

                 Hartmann Drive, P. O. Box 787
                    Lebanon, Tennessee 37087

                          615-444-5533



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No


               61,892,157 Shares of Common Stock
         Issued and Outstanding as of February 27, 1998

                                 PART I

Item 1. Financial Statements

             CRACKER BARREL OLD COUNTRY STORE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
               (In thousands, except share data)

                                   January 30,      August 1,
                                      1998            1997
                                      ____            ____
ASSETS                             (Unaudited)      (Audited)
Current assets:
  Cash   and  cash  equivalents     $  66,460      $  64,933
  Short-term investments                   --          1,666
  Receivable                            3,752          4,836
  Inventories                          65,010         73,269
  Prepaid expenses                      3,648          4,707
                                     ________       ________
        Total current assets          138,870        149,411
                                     ________       ________

  Property and equipment, net         744,426        678,167
  Other assets                          2,128          1,127
                                     ________       ________

Total assets                         $885,424       $828,705
                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $ 28,091       $ 27,422
  Accrued expenses                     58,000         57,669
  Current portion of long-term debt     2,500          3,500
  Current portion of capital lease
   obligations                            166            166
                                     ________       ________

     Total current liabilities         88,757         88,757
                                     ________       ________

Long-term debt                         59,500         62,000
Capital lease obligations               1,237          1,302
Deferred income taxes                  16,214         16,214

Stockholders' equity:
  Common stock - $.50 par value,       30,889         30,533
    authorized 150,000,000 shares,
    issued and outstanding 61,778,720
    at January 30, 1998 and 61,065,306
    at August 1, 1997
  Additional paid-in capital          227,435        211,850
  Retained earnings                   461,392        418,049
                                     ________       ________

     Total stockholders' equity       719,716        660,432
                                     ________       ________

Total liabilities and stockholders'
  equity                             $885,424       $828,705
                                     ========       ========


See notes to condensed consolidated financial statements.

                 CRACKER BARREL OLD COUNTRY STORE, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                               (Unaudited)


                         Quarter Ended          Six Months Ended
                    _______________________ _______________________
                    January 30, January 31, January 30, January 31,
                       1998        1997        1998        1997
                       ____        ____        ____        ____
Net sales:
  Restaurant          $232,137    $194,737   $474,367   $397,265
  Retail                89,653      73,117    160,178    129,491
                      ________    ________   ________   ________

     Total sales       321,790     267,854    634,545    526,756

Cost of goods sold     116,636      97,572    223,127    186,887
                      ________    ________   ________   ________

Gross profit on sales  205,154     170,282    411,418    339,869

Labor & related
 expenses              106,615      89,171    212,715    176,396
Other store operating
 expenses               49,652      41,065     96,141     79,034
                      ________    ________   ________   ________

Store operating income  48,887      40,046    102,562     84,439
                      ________    ________   ________   ________
General and
 administrative         16,666      14,752     32,548     29,106
                      ________    ________   ________   ________

Operating income        32,221      25,294     70,014     55,333

Interest expense          838         358      1,898        358
Interest income            697         523      1,517        887
                      ________    ________   ________   ________

Pretax income           32,080      25,459     69,633     55,862
Provision for income
 taxes                  11,806       9,471     25,626     21,024
                      ________    ________   ________   ________

Net income            $ 20,274    $ 15,988   $ 44,007   $ 34,838
                      ========    ========   ========   ========

Earnings per share:
     Basic            $    .33    $    .26   $    .72   $    .57
                      ========    ========   ========   ========
     Diluted          $    .32    $    .26   $    .70   $    .57
                      ========    ========   ========   ========

Weighted average shares:
     Basic              61,607      60,766     61,443     60,687
                      ========    ========   ========   ========
     Diluted            62,760      61,286     62,543     61,185
                      ========    ========   ========   ========

Dividends per share   $   .005    $   .005   $   .010   $   .010
                      ========    ========   ========   ========


See notes to condensed consolidated financial statements.

             CRACKER BARREL OLD COUNTRY STORE, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                  Six Months Ended
                                              _________________________
                                              January 30,   January 31,
                                                 1998          1997
                                                 ____          ____
Cash flows from operating activities:
  Net income                                    $44,007       $34,838
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization
      of property and equipment                  21,886        18,802
     Loss (gain) on disposition
      of property and equipment                     534           (27)
     Changes in assets and liabilities:
      Inventories                                 8,259          (661)
      Other assets                               (1,001)          147
      Accounts payable                              669        (1,059)
      Other current assets and liabilities        2,474        (7,719)
                                                _______       _______
  Net cash provided by operating activities      76,828        44,321
                                                _______       _______

Cash flows from investing activities:
  Proceeds from maturities of investments         1,666         3,870
  Purchase of property and equipment            (89,381)      (78,859)
  Proceeds from sale of property
   and equipment                                    702         1,235
                                                _______       _______
  Net cash used in investing activities         (87,013)      (73,754)
                                                _______       _______

Cash flows from financing activities:
  Proceeds from issuance of long-term debt           --        50,000
  Proceeds from exercise of stock options        15,941         3,095
  Principal payments under long-term debt
   and capital lease obligations                 (3,565)       (4,065)
  Dividends on common stock                        (664)         (607)
                                                _______       _______
  Net cash provided by financing activities      11,712        48,423
                                                _______       _______

Net increase in cash and cash equivalents         1,527        18,990

Cash and cash equivalents, beginning of year     64,933        28,971
                                                _______       _______

Cash and cash equivalents, end of period        $66,460       $47,961
                                                =======       =======

Supplemental disclosures of cash flow
  information:
  Cash paid during the six months for:
    Interest                                    $ 2,387       $   947
    Income taxes                                 29,180        23,345


See notes to condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheet as of January 30, 1998 and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 30, 1998 and January
31, 1997, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes

     The provision for income taxes for the quarter and six-month period ended January 30, 1998 has been computed based on management's estimate of the tax rate for the entire fiscal year of 36.8%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rates for the quarter and six-month period ended January 31, 1997 and for the entire fiscal year of 1997 were 37.2%, 37.6% and 37.0%, respectively.

3.  Seasonality

     The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and six-month period ended January 30, 1998 cannot be considered indicative of the operating results for the full fiscal year.

4.   Earnings per Share and Weighted Average Shares

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 30, 1998. All prior year weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands)

       All dollar amounts reported or discussed in Item 2 are shown in thousands. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. Those, and similar statements are forward-looking statements that involve risks, uncertainties and other factors which may cause the actual performance of Cracker Barrel Old Country Store, Inc. to differ materially from those expressed or implied by such statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the ability of the Company to retain qualified employees, and to recruit and train restaurant personnel in its expansion locations; the acceptance of the Cracker Barrel concept as the Company continues to expand into new geographic regions; continued successful development of new and regional menu items; the continued success of the Company's frequency-based Cracker Barrel Old Country Store Neighborhood program; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety and other areas affected by governmental actions, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Results of Operations

   The following table highlights operating results for the quarter and six-month period ended January 30, 1998 as compared to the same periods a year ago:


                           Quarter Ended           Six Months Ended
                       ______________________  ________________________

                       January 30, January 31, January 30,   January 31,
                          1998        1997        1998          1997
                          ____        ____        ____          ____
Net sales:
  Restaurant                72.1%       72.7%       74.8%        75.4%
  Retail                    27.9        27.3        25.2         24.6
                           _____       _____       _____        _____

   Total net sales         100.0       100.0       100.0        100.0

  Cost of goods sold        36.3        36.5        35.2         35.5
                           _____       _____       _____        _____

  Gross profit              63.7        63.5        64.8         64.5

  Labor & related expenses  33.1        33.3        33.5         33.5
  Other store operating
   expenses                 15.4        15.3        15.2         15.0
                           _____       _____       _____        _____

  Store operating income    15.2        14.9        16.1         16.0

  General and
   administrative            5.2         5.5         5.1          5.5
                           _____       _____       _____        _____

  Operating income          10.0         9.4        11.0         10.5

  Interest expense           0.2         0.1         0.3          0.1
  Interest income            0.2         0.2         0.2          0.2
                           _____       _____       _____        _____


  Pretax income             10.0         9.5        10.9         10.6
  Provision for income
   taxes                     3.7         3.5         4.0          4.0
                           _____       _____       _____        _____

  Net income                 6.3%        6.0%        6.9%         6.6%
                           =====       =====       =====         =====

                                    Same Store Sales Analysis
                                        257 Store Average
                                        _________________

                           Quarter Ended         Six Months Ended
                      _______________________ _______________________
                      January 30, January 31, January 30, January 31,
                         1998        1997        1998        1997
                         ____        ____        ____        ____
Restaurant             $  736.2     $706.2     $1,521.6     $1,477.2
Retail                    279.5      264.5        505.0        478.8
                       ________     ______     ________     ________

Restaurant & retail    $1,105.7     $970.7     $2,026.6     $1,956.0
                       ========     ======     ========     ========

Sales

      Net sales for the second quarter of fiscal 1998 increased 20% compared to last year's second quarter. Same store restaurant sales increased 4.2% and same store retail sales increased 5.7%, for a total same store sales (restaurant and retail) increase of 4.6%. Same store restaurant sales increased primarily due to an effective 2.3% menu price increase throughout the quarter and above normal temperatures in several of our core markets during the month of January which improved customer traffic. Same store retail sales increased primarily due to customer count increases in the restaurants and an improved assortment of retail items in the stores. New stores accounted for the balance of the second quarter net sales increase.

      Net sales for the six-month period ended January 30, 1998, increased 20% compared to the six-month period ended January 31, 1997. Same store restaurant sales increased 3.0% and same store retail sales increased 5.5%, for a total same store sales (restaurant and retail) increase of 3.6%. Same store restaurant sales increased primarily due to an effective 2.6% menu price increase throughout the six-month period and above normal temperatures in several of our core markets during the month of January which improved customer traffic. Same store retail sales increased primarily due to an improved assortment of retail items in the stores and customer count increases in the restaurants. New stores accounted for the balance of the six-month period net sales increase.

Cost of Goods Sold

      Cost of goods sold as a percentage of net sales for the second quarter of fiscal 1998 decreased to 36.3% from 36.5% in the second quarter of last year. This decrease was primarily due to improved initial mark-ons for retail merchandise, partially offset by an increasing mix of retail sales which have a higher cost of goods than restaurant sales.

      Cost of goods sold as a percentage of net sales for the six-month period ended January 30, 1998 decreased to 35.2% from 35.5% for the six-month period ended January 31, 1997. This decrease was primarily due to improved initial mark-ons for retail merchandise and decreases in dairy and hog complex prices from prior year levels, partially offset by an increasing mix of retail sales which have a higher cost of goods than restaurant sales.

Labor and Related Expenses

     Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales decreased to 33.1% in the second quarter this year from 33.3% last year. This decrease was primarily due to the lower incremental labor expenses resulting from opening eight stores in the second quarter of fiscal 1998 as compared to 16 stores opened in the second quarter of fiscal 1997.

Additionally, this decrease was benefited by the net improvement in store-level, hourly labor, resulting from enhanced operational productivity, partially offset by store-level, hourly wage inflation of approximately 3%. These decreases were partially offset by higher bonus payouts under the store-level bonus program instituted in fiscal 1997.

     Labor and related expenses as a percentage of net sales remained unchanged at 33.5% in the six-month period ended January 30, 1998 as compared to the six-month period ended January 31, 1997. Higher bonus payouts under the store-level bonus program instituted in fiscal 1997 increased labor and related expenses. This increase was offset by the lower incremental labor expenses resulting from opening 20 stores in the first six months of fiscal 1998 as compared to 26 stores opened in the same period a year ago and the net improvement in store-level, hourly labor, resulting from enhanced operational productivity, partially offset by store-level, hourly wage inflation of approximately 3%.

Other Store Operating Expenses

      Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales increased to 15.4% in the second quarter of fiscal 1998 from 15.3% in the second quarter of last year. The primary reason for the increase was the incremental advertising expense resulting from increased general advertising and the rollout of the Cracker Barrel Old Country Store Neighborhood Program. Additionally, other store operating expenses increased due to the incremental depreciation associated with the new point-of-sale system in the stores. These increases were partially offset by the lower incremental other store operating expenses resulting from opening eight stores in the second quarter of fiscal 1998 as compared to 16 stores opened in the second quarter of fiscal 1997.

      Other store operating expenses as a percentage of net sales increased to 15.2% in the six-month period ended January 30, 1998 from 15.0% in the six-month period ended January 31, 1997. The primary reason for the increase was the incremental advertising expense resulting from increased general advertising and the rollout of the Cracker Barrel Old Country Store Neighborhood Program. Additionally, other store operating expenses increased due to the incremental depreciation associated with the new point-of-sale system in the stores and the loss on disposal of surplus property in the first quarter of fiscal 1998.

General and Administrative Expenses

     General and administrative expenses as a percentage of net sales decreased to 5.2% in the second quarter of fiscal 1998 from 5.5% in the second quarter of last year. General and administrative expenses as a percentage of net sales decreased to 5.1% in the six-month period ended January 30, 1998 from 5.5% in the six-month period ended January 31, 1997. The primary reason for these decreases was increased sales volume as compared to the same periods last year.

Interest Expense

      Interest expense increased to $838 in the second quarter of fiscal 1998 from $358 in the second quarter of last year. Interest expense increased to $1,898 in the six-month period ended January 30, 1998 from $358 in the six-month period ended January 31, 1997. These increases were primarily due to the Company drawing on a $50,000 term loan on December 2, 1996.

Interest Income

      Interest income increased to $697 in the second quarter of fiscal 1998 from $523 in the second quarter of last year. Interest income increased to $1,517 in the six-month period ended January 30, 1998 from $887 in the six-month period ended January 31, 1997. These increases were primarily due to higher average funds available for investment.

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

Liquidity and Capital Resources

      The Company's operating activities provided net cash of $76,828 for the six-month period ended January 30, 1998. Most of this cash was provided by net income adjusted by depreciation and amortization and by decreases in inventories.

     Capital expenditures were $89,381 for the six-month period ended January 30, 1998. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest decreased to $599 and $986 for the quarter and six-month period ended January 30, 1998, respectively, as compared to $715 and $354 for the quarter and six-month period ended January 31, 1997, respectively. These decreases were primarily due to the timing of new store construction in fiscal 1998 as compared to the same period a year ago.

       The   Company's  internally  generated  cash  and   short-term
investments were sufficient to finance all of its growth in the first six months of fiscal 1998.

      The Company estimates that its capital expenditures for fiscal 1998 will be approximately $190,000, substantially all of which will be land purchases and the construction of new stores. On December 2, 1996 the Company received the proceeds from a $50,000 5-year term loan bearing interest at a three-month LIBOR-based rate ("London Interbank Offered Rate"). Concurrently, the Company entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. This $50,000 term loan is part of a $125,000 bank credit facility that also includes a $75,000 revolver. Management believes that cash at January 30, 1998, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion plans through fiscal 1999.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of January 30, 1998, and the related condensed consolidated statements of income and cash flows for the quarters and six-month periods ended January 30, 1998 and January 31, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of August 1, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 9, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 1, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
March 12, 1998

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

               None.


Item 3.        Defaults Upon Senior Securities
               _______________________________

               None.


Item 4.        Submission of Matters to a Vote of Security Holders
               ___________________________________________________

                (a)   The  Annual Meeting of shareholders was held November
                      25, 1997.

                (b)   Election  of Directors:   Reported  in  the
                      Registrant's Form 10-Q quarterly report for the period ended October 31, 1997.

                (c) Other Matters: Reported in the Registrant's Form 10-Q quarterly report for the period ended October 31, 1997.


Item 5.        Other Information
               _________________

               None.


Item 6.        Exhibits and Reports on Form 8-K
               ________________________________

                (a) The following exhibits are filed pursuant to Item 601 of Regulation S-K

                     (15)Letter regarding unaudited financial information.

                (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                  CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  3/12/98       By /s/Michael A. Woodhouse
       _______          _____________________________________________
                        Michael A. Woodhouse, Chief Financial Officer



Date:  3/12/98       By /s/Patrick A. Scruggs
       _______          _____________________________________________
                        Patrick A. Scruggs, Assistant Treasurer

March 12, 1998



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and six-month periods ended January 30, 1998 and January 31, 1997, as indicated in our report dated March 12, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee