Form 10-Q
period 1998-05-01
CRACKER BARREL OLD COUNTRY STORE INC
filed 1998-06-12
CIK 25373

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 1, 1998

                          Commission file number 0-7536

                      CRACKER BARREL OLD COUNTRY STORE, INC.

A Tennessee Corporation                           I.R.S. EIN: 62-0812904

                          Hartmann Drive, P. O. Box 787
                          Lebanon, Tennessee 37088-0787

                                   615-444-5533



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No


                      62,378,150 Shares of Common Stock
                  Issued and Outstanding as of May 29, 1998

                                     PART I

Item 1. Financial Statements

                     CRACKER BARREL OLD COUNTRY STORE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                         May 1,          August 1,
                                          1998             1997
                                          ____             ____
ASSETS                                 (Unaudited)       (Audited)
Current assets:
  Cash and cash equivalents             $ 51,599         $ 64,933
  Short-term investments                      --            1,666
  Receivable                               3,698            4,836
  Inventories                             77,024           73,269
  Prepaid expenses                         3,674            4,707
                                        ________         ________

    Total current assets                 135,995          149,411
                                        ________         ________

  Property and equipment, net            784,640          678,167
  Other assets                            15,296            1,127
                                        ________         ________

  Total assets                          $935,931         $828,705
                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $ 31,816         $ 27,422
  Accrued expenses                        62,552           57,669
  Current portion of long-term debt        2,500            3,500
  Current portion of other long-term
   obligations                               166              166
                                        ________         ________

     Total current liabilities            97,034           88,757
                                        ________         ________

Long-term debt                            59,500           62,000
Other long-term obligations               17,818           17,516

Stockholders' equity:
  Common stock - $.50 par value,
    authorized 150,000,000 shares,
    issued and outstanding 62,078,534
    at May 1, 1998 and 61,065,306
    at August 1, 1997                     31,170           30,533
  Additional paid-in capital             244,581          211,850
  Retained earnings                      485,828          418,049
                                        ________         ________

     Total stockholders' equity          761,579          660,432
                                        ________         ________

Total liabilities and stockholders'
  equity                                $935,931         $828,705
                                        ========         ========


See notes to condensed consolidated financial statements.

                     CRACKER BARREL OLD COUNTRY STORE, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                   Quarter Ended      Nine Months Ended
                                 __________________  __________________
                                  May 1,    May 2,    May 1,    May 2,
                                   1998      1997      1998      1997
                                   ____      ____      ____      ____
 Net sales:
   Restaurant                    $248,078  $216,355  $722,445  $613,620
   Retail                          69,286    58,707   229,464   188,198
                                 ________  ________  ________  ________

      Total sales                 317,364   275,062   951,909   801,818

 Cost of goods sold               107,422    92,447   330,549   279,333
                                 ________  ________  ________  ________

 Gross profit on sales            209,942   182,615   621,360   522,485

 Labor & related expenses         108,015    94,320   320,729   270,716
 Other store operating expenses    47,785    40,491   143,927   119,525
                                 ________  ________  ________  ________

 Store operating income            54,142    47,804   156,704   132,244
                                 ________  ________  ________  ________

 General and administrative        15,480    14,904    48,028    44,011
                                 ________  ________  ________  ________

 Operating income                  38,662    32,900   108,676    88,233

 Interest expense                     262       729     2,159     1,087
 Interest income                      754       501     2,270     1,387
                                 ________  ________  ________  ________

 Pretax income                     39,154    32,672   108,787    88,533
 Provision for income taxes        14,409    12,154    40,034    33,178
                                 ________  ________  ________  ________

 Net income                      $ 24,745  $ 20,518  $ 68,753  $ 55,355
                                 ========  ========  ========  ========

 Earnings per share:
    Basic                        $    .40  $    .34  $   1.12  $    .91
                                 ========  ========  ========  ========
    Diluted                      $    .39  $    .33  $   1.09  $    .90
                                 ========  ========  ========  ========
 Weighted average shares:
    Basic                          62,037    60,901    61,641    60,759
                                 ========  ========  ========  ========
    Diluted                        63,578    61,640    62,888    61,336
                                 ========  ========  ========  ========

 Dividends per share             $   .005  $   .005  $   .015  $   .015
                                 ========  ========  ========  ========


 See notes to condensed consolidated financial statements.

                     CRACKER BARREL OLD COUNTRY STORE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                      _______________________

                                                        May 1,         May 2,
                                                         1998           1997
                                                         ____           ____
  Cash flows from operating activities:
    Net income                                         $68,753        $55,355
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                    32,266         27,995
       Loss on disposition of property and equipment       242             23
       Changes in assets and liabilities, net of
         effects from acquisition:
       Inventories                                      (3,550)       (14,797)
       Other assets                                     (1,060)          (149)
       Accounts payable                                  3,800         (4,818)
       Other current assets and liabilities              7,033          3,060
                                                       _______        _______
    Net cash provided by operating activities          107,484         66,669
                                                       _______        _______

  Cash flows from investing activities:
    Purchase of investments                                --            (603)
    Proceeds from maturities of investments             1,666           4,246
    Purchase of property and equipment               (141,762)       (117,946)
    Cash paid for acquisition, net of cash acquired    (1,886)             --
    Proceeds from sale of property and equipment        2,968           1,341
                                                      _______         _______

    Net cash used in investing activities            (139,014)       (112,962)
                                                      _______         _______

  Cash flows from financing activities:
    Proceeds from issuance of long-term debt               --          50,000
    Proceeds from exercise of stock options            22,868           5,452
    Principal payments under long-term debt
     and capital lease obligations                     (3,698)         (4,098)
    Dividends on common stock                            (974)           (911)
                                                      _______         _______
    Net cash provided by financing activities          18,196          50,443
                                                      _______         _______

  Net (decrease) increase in cash and cash
   equivalents                                        (13,334)          4,150

  Cash and cash equivalents, beginning of year         64,933          28,971
                                                      _______         _______

  Cash and cash equivalents, end of period            $51,599         $33,121
                                                      =======         =======

  Supplemental disclosures of cash flow
    information:
    Cash paid during the nine months for:
      Interest                                       $ 3,217          $ 1,783
      Income taxes                                    36,595           25,359

  See notes to condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheet as of May 1, 1998 and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 1, 1998 and May 2, 1997, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

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

2.  Income Taxes

    The provision for income taxes for the quarter and nine-month period ended May 1, 1998 has been computed based on management's estimate of the tax rate for the entire fiscal year of 36.8%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rates for the quarter and nine-month period ended May 2, 1997 and for the entire fiscal year of 1997 were 37.2%, 37.5% and 37.0%, respectively.

3.  Seasonality

    The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the
period of June through August.   Early December through the last part of
February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter and nine-month period ended May 1, 1998 cannot be considered indicative of the operating results for the full fiscal year.

4.   Earnings per Share and Weighted Average Shares

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities, options or other contracts to issue common stock were exercised or converted into common stock. As required, the Company adopted the provisions of SFAS No. 128 in the quarter ended January 30, 1998. All prior year weighted average and per share information has been restated in accordance
with SFAS No. 128.   Outstanding stock options issued by the Company represent
the only dilutive effect reflected in diluted weighted average shares.

5.  Acquisition of wholly-owned subsidiary

    On April 1, 1998, the Company acquired all of the capital stock of Carmine's Prime Meats, Inc. for cash of $2,500 and common stock of $10,500. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $12,654 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization in the third quarter was $53.

    The net purchase price was allocated as follows:

               Current assets, other than cash acquired       $    205
               Property and equipment                              126
               Other assets                                         15
               Goodwill                                         12,654
               Liabilities assumed                                 614
               Purchase price, net of cash received            $12,386

      The operating results of this acquired business have been included in the consolidated statement of income from the date of the acquisition. On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1997 rather than at April 1, 1998, consolidated net sales, net income and earnings per share would not have been materially different from the reported amounts for fiscal 1997 and 1998. Such proforma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1997.

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

Results of Operations

 The following table highlights operating results by percentage relationships to total net sales for the quarter and nine-month period ended May 1, 1998 as compared to the same periods a year ago:


                                  Quarter Ended           Nine Months Ended
                                __________________       __________________
                                 May 1,    May 2,         May 1,    May 2,
                                 1998      1997           1998      1997
                                 ____      ____           ____      ____
Net sales:
    Restaurant                   78.2%     78.7%          75.9%      76.5%
    Retail                       21.8      21.3           24.1       23.5
                                _____     _____          _____      _____

     Total net sales            100.0     100.0          100.0      100.0

    Cost of goods sold           33.8      33.6           34.7       34.8
                                _____     _____          _____      _____

    Gross profit                 66.2      66.4           65.3       65.2

    Labor & related expenses     34.0      34.3           33.7       33.8
    Other store operating
     expenses                    15.1      14.7           15.1       14.9
                                _____     _____          _____      _____

    Store operating income       17.1      17.4           16.5       16.5

    General and administrative    4.9       5.4            5.1        5.5
                                _____     _____          _____      _____

    Operating income             12.2      12.0           11.4       11.0

    Interest expense              0.1       0.3            0.2        0.1
    Interest income               0.2       0.2            0.2        0.2
                                _____     _____          _____      _____

    Pretax income                12.3      11.9           11.4       11.1
    Provision for income taxes    4.5       4.4            4.2        4.1
                                _____     _____          _____      _____

    Net income                    7.8%      7.5%           7.2%       7.0%
                                =====     =====          =====      =====

                                 Same Store Sales Analysis
                                     257 Store Average
                                     _________________

                             Quarter Ended           Nine Months Ended
                          __________________       _____________________
                          May 1,      May 2,        May 1,        May 2,
                           1998        1997         1998           1997
                           ____         ____        ____           ____
Restaurant                $752.4     $745.3        $2,274.0     $2,222.5
Retail                     203.6      200.6           708.6        679.5
                          ______     ______        ________     ________

Restaurant & retail       $956.0     $945.9        $2,982.6     $2,902.0
                          ======     ======        ========     ========

Sales

      Net sales for the third quarter of fiscal 1998 increased 15% compared to last year's third quarter. Same store restaurant sales increased 1.0% and same store retail sales increased 1.5%, for a total same store sales (restaurant and retail) increase of 1.1%. Same store restaurant sales increased primarily due to an effective 2.3% menu price increase throughout the quarter partially offset by decreases in customer traffic. Same store retail sales increased primarily due to an improved assortment of retail items in the stores. New stores accounted for the balance of the third quarter net sales increase.

      Net sales for the nine-month period ended May 1, 1998, increased 19% compared to the nine-month period ended May 2, 1997. Same store restaurant sales increased 2.3% and same store retail sales increased 4.3%, for a total same store sales (restaurant and retail) increase of 2.8%. Same store restaurant sales increased primarily due to an effective 2.5% menu price increase for the period as a whole. Same store retail sales increased primarily due to an improved assortment of retail items in the stores. New stores accounted for the balance of the nine-month period net sales increase.

Cost of Goods Sold

      Cost of goods sold as a percentage of net sales for the third quarter of fiscal 1998 increased to 33.8% from 33.6% in the third quarter of last year. This increase was primarily due to higher produce prices as the result of adverse weather conditions in California and an increasing mix of retail sales which have a higher cost of goods than restaurant sales, partially offset by improved initial mark-ons for retail merchandise.

      Cost of goods sold as a percentage of net sales for the nine-month period ended May 1, 1998 decreased to 34.7% from 34.8% for the nine-month period ended May 2, 1997. This decrease was primarily due to improved initial mark-ons for retail merchandise, partially offset by an increasing mix of retail sales which have a higher cost of goods than restaurant sales.

Labor and Related Expenses

      Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales decreased to 34.0% in the third quarter this year from 34.3% last year. This decrease was primarily due to the lower bonus payouts under the store-level bonus program instituted in fiscal 1997. This decrease was partially offset by higher incremental labor expenses resulting from opening 22 stores in the third quarter of fiscal 1998 as compared to 15 stores opened in the third quarter of fiscal 1997 and hourly wage inflation at the stores of approximately 3%.

      Labor and related expenses as a percentage of net sales decreased to 33.7% in the nine-month period ended May 1, 1998 from 33.8% in the nine-month period ended May 2, 1997. This decrease was primarily due to the net improvement in store-level, hourly labor, resulting from enhanced operational productivity, partially offset by store-level, hourly wage inflation of approximately 3%. This net decrease was partially offset by higher bonus payouts under the store-level bonus program instituted in fiscal 1997.

Other Store Operating Expenses

      Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales increased to 15.1% in the third quarter of fiscal 1998 from 14.7% in the third quarter of last year. This increase was primarily due to higher general liability insurance costs versus the prior year.

      Other store operating expenses as a percentage of net sales increased to 15.1% in the nine-month period ended May 1, 1998 from 14.9% in the nine-month period ended May 2, 1997. This increase was primarily due to the incremental advertising expense resulting from increased general advertising and the rollout of the Cracker Barrel Old Country Store Neighborhood Program and higher general liability insurance costs versus the prior year.

General and Administrative Expenses

      General and administrative expenses as a percentage of net sales decreased to 4.9% in the third quarter of fiscal 1998 from 5.4% in the third quarter of last year. The primary reason for the decrease was increased sales volume as compared to the third quarter of last year.

      General and administrative expenses as a percentage of net sales decreased to 5.1% in the nine-month period ended May 1, 1998 from 5.5% in the nine-month period ended May 1, 1997. The primary reason for the decrease was increased sales volume as compared to the same nine-month period last year.

Interest Expense

     Interest expense decreased to $262 in the third quarter of fiscal 1998 from $729 in the third quarter of last year. The decrease primarily resulted from the increased capitalized interest during the quarter as a result of the increase in the number of new stores under construction as compared to last year.

      Interest expense increased to $2,159 in the nine-month period ended May 1,
1998  from  $1,087  in the nine-month period ended May 2,  1997.   The  increase
resulted from the Company drawing on the $50,000 term loan on December 2, 1996.

Interest Income

      Interest income increased to $754 in the third quarter of fiscal 1998 from $501 in the third quarter of last year. The increase was primarily due to higher average funds available for investment.

      Interest income increased to $2,270 in the nine-month period ended May 1, 1998 from $1,387 in the nine-month period ended May 2, 1997. The increase was primarily due to lower average funds available for investment.

Recent Accounting Pronouncements Not Yet Adopted

      In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 specifies how to report and display comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires the disclosure of certain information about operating segments in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown if not impracticable to do so. The Company will adopt SFAS No. 131 in the first quarter of fiscal 1999. In March 1998, the FASB issued
Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement is effective for fiscal years beginning after December 15, 1998 at the beginning of the fiscal year on a prospective basis. The Company will adopt SOP 98-1 in the first quarter of fiscal 2000. The Company does not expect the adoption of SFAS Nos. 130 or 131 or SOP 98-1 to have a material effect on the Company's consolidated financial statements.

Year 2000 Compliance

      As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products in the marketplace were designed to accommodate only two-digit date entries. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Beginning in the
Company's fiscal year 2000, the computer systems and software programs of the Company and its vendors will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. While the Company has developed a plan to ensure that its software applications and programs are Year 2000 compliant, there can be no assurance that such plan will be implemented in a timely and effective manner or that coding errors or other defects will not be discovered after its implementation. The Company has also initiated formal communications with its significant vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although management does not believe the Year 2000 issues will have a material adverse effect on the Company's business or financial condition, any Year 2000 compliance problem of the Company or its suppliers could result in such a material adverse affect.

Liquidity and Capital Resources

      The Company's operating activities provided net cash of $107,484 for the nine-month period ended May 1, 1998. Most of this cash was provided by net income adjusted for depreciation and amortization. Decreases in other current assets and increases in accounts payable and other current liabilities were partially offset by increases in inventories and other assets.

      Capital expenditures were $141,762 for the nine-month period ended May 1, 1998. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $563 and $1,549 for the quarter and nine-month period ended May 1, 1998, respectively, as compared to $545 and $1,899 for the quarter and nine-month period ended May 2, 1997, respectively. These differences were primarily due to the timing of new store construction in fiscal 1998 as compared to the same period a year ago.

      The Company's internally generated cash and short-term investments were sufficient to finance all of its growth in the first nine months of fiscal 1998.

     The Company estimates that its capital expenditures for fiscal 1998 will be approximately $190,000, substantially all of which will be land purchases and the construction of new stores. On December 2, 1996 the Company received the proceeds from a $50,000 5-year term loan bearing interest at a three-month LIBOR-based rate ("London Interbank Offered Rate"). Concurrently, the Company entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. This $50,000 term loan is part of a $125,000 bank credit facility that also includes a $75,000 revolver. Management believes that cash at May 1, 1998, along with cash generated from the Company's operating activities, will be sufficient to finance its continued expansion plans through fiscal 1999.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of May 1, 1998, and the related condensed consolidated statements of income and cash flows for the quarters and nine-month periods ended May 1, 1998 and May 2, 1997. These financial statements are the responsibility of the Company's management.

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



Nashville, Tennessee
June 11, 1998

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

                     None.


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





                  CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  6/11/98       By /s/Michael A. Woodhouse
      _________         _____________________________________________
                        Michael A. Woodhouse, Chief Financial Officer



Date:  6/11/98       By /s/Patrick A. Scruggs
      _________         _____________________________________________
                        Patrick A. Scruggs, Assistant Treasurer

June 11, 1998

Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters and nine-month periods ended May 1, 1998 and May 2, 1997, as indicated in our report dated June 11, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 1, 1998, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee