Form 10-K405
period 1998-07-31
CRACKER BARREL OLD COUNTRY STORE INC
filed 1998-10-22
CIK 25373

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549
                       ___________________

                          FORM 10-K
(Mark One)
[x]  Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934 (No Fee Required)

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from            to

For fiscal year ended           Commission file number
July 31, 1998                       0-7536

                 ____________________________

          CRACKER BARREL OLD COUNTRY STORE, INC.
(Exact name of registrant as specified in its charter)

       Tennessee                      62-0812904
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification Number)

Hartmann Drive,  P.O. Box 787         37088-0787
Lebanon, Tennessee                    (Zip code)
(Address of principal executive offices)
                      __________________

     Registrant's telephone number, including area code:

                       (615)444-5533
                       _________________

Securities registered pursuant to Section 12(b) of the Act:

                            None
                       __________________

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock
                       (Par Value $.50)
                       ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X     No  _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,458,485,072 as of September 25, 1998.

                         62,432,731
(Number of shares of common stock outstanding as of September 25, 1998.)




                   Documents Incorporated by Reference

Document from which Portions                 Part of Form 10-K
are Incorporated by Reference                to which incorporated

1.   Annual Report to Shareholders          Items 6, 7 and 8
     for the fiscal year ended
     July 31, 1998
2.   Proxy Statement for Annual             Part III
     Meeting of Shareholders
     to be held November 24, 1998

Except for specific historical information, the matters discussed in this Form 10-K, as well as the Company's Annual Report to Shareholders for the year ended July 31, 1998 incorporated herein by reference, are forward-looking statements that involve risks, uncertainties and other factors which may cause actual results and performance of Cracker Barrel Old Country Store, Inc. to differ materially from those expressed or implied by such statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the ability of the Company to recruit and train restaurant personnel in its expansion locations; the acceptance of the Cracker Barrel concept as the Company continues to expand into new geographic regions; continued successful development of new and regional menu items; continued successful acquisition of new businesses; changes in or implementation of additional governmental rules and regulations; and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

PART I

ITEM 1. BUSINESS

Overview

Cracker Barrel Old Country Store, Inc. and subsidiaries (the "Company" or "Cracker Barrel") own and operate 369 full service "country store" restaurants which are primarily located in the southeast, midwest, mid-atlantic and southwest United States as of October 30, 1998. The majority of stores are located along interstate highways, however, ten stores are located at "tourist destinations" and one is located at a location which is neither a tourist destination nor an interstate location. The restaurants serve breakfast, lunch and dinner between the hours of 6:00 a.m. and 10:00 p.m. (11:00 p.m. on Fridays and Saturdays) and feature home style country cooking prepared on the premises from the Company's own recipes using quality ingredients and emphasizing authenticity. Menu items are moderately priced and include country ham, chicken, fish, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, pancakes, eggs, bacon, sausage and grits. The restaurants do not serve alcoholic beverages. The stores are constructed in a rustic, country store design and feature a separate retail area offering a wide variety of decorative and functional items specializing in hand-blown glassware, cast iron cookware, toys and wood crafts as well as various old fashioned candies, jellies and other foods. The Company considers its store operations to constitute an integrated, single line of business.

As announced on August 21, 1996, the Company took a one-time charge related to store closures and certain other write-offs. The details related to this charge are included in Note 1 under "Store closing costs" on page 33 of the Company's 1998 Annual Report.

Acquisitions

On April 1, 1998, the Company through a new subsidiary CPM Merger Corporation ("CPM"), acquired Carmine's Prime Meats, Inc. ("Carmine's") through a merger of Carmine's into CPM. The purchase consisted of cash of $2.5 million and $10.5 million of the Company's Common Stock and was accounted for as a purchase. CPM will do business under the name of Carmine Giardini's Gourmet Market and La Trattoria Ristorante.

Carmine's started 26 years ago as a prime meat market and expanded 15 years ago to a full-service gourmet market. A restaurant (also referred to as the "La Trattoria Ristorante") was added to the Palm Beach Gardens, Florida store five years ago. The Ft. Lauderdale, Florida store has the full-service gourmet market only. The markets consist of separate departments with a strong Italian flavor featuring such items as seafood, meat, prepared foods, deli, bakery, produce, cheese, pizza and wine. The prepared foods department features various meat, seafood and pasta entrees, vegetables, salads and appetizers. The markets also feature off-premise catering, gift baskets and, in the case of the Palm Beach Gardens location, a casual cafe. La Trattoria Ristorante is an upper scale Italian restaurant including a full-service bar and fine dining table service delivered in a casual dining atmosphere.

The Palm Beach Gardens, Florida gourmet market and restaurant comprise approximately 15,000 square feet with 230 seats. The Ft. Lauderdale gourmet market is approximately 6,000 square feet and has no restaurant. The Palm Beach Gardens store will be the model for the prototype that will be developed in two new locations in fiscal 1999 in south Florida.

Operations

Store Format: The format of Cracker Barrel stores consists of a rustic, country store style building. All stores are free standing buildings with adequate parking facilities and standard landscaping. Store interiors are subdivided into a dining room consisting of approximately 23% of the total interior store space, a retail shop consisting of approximately 21% of such space, with the balance primarily consisting of kitchen and storage areas. All stores have functioning stone fireplaces which burn wood wherever permitted and are decorated with antique-style furnishings and other authentic items of the past similar to those used and sold in original old country stores. The kitchens contain modern food preparation and storage equipment allowing for extensive flexibility in menu variation and development.

Products: Cracker Barrel's restaurants offer rural American cooking featuring the Company's own recipes. In keeping with the Company's emphasis on authenticity and quality, Cracker Barrel restaurants prepare menu selections on the premises. The Company's restaurants offer breakfast, lunch and dinner from a moderately-priced menu. Breakfast items can be ordered at any time throughout the day and include juices, eggs, pancakes, bacon, country ham, sausage, grits, and a variety of biscuit specialties, with prices for a breakfast meal ranging from $2.69 to $7.99. Lunch and dinner items include country ham, chicken, fish, steak, roast beef, beans, turnip greens, vegetable plates, salads, sandwiches, homemade soups and specialty items such as beef stew with cornbread. Lunches and dinners range in price from $2.99 to $15.99. The Company from time to time adjusts its prices. The Company increased its menu prices approximately 4% in May 1998.


The retail area of the stores, which are decorated with antique signs, primitive tools and other memorabilia in a turn-of-the-century atmosphere, offer a wide variety of decorative and functional items consisting primarily of hand-blown glassware, cast iron cookware, old-fashioned crockery, handcrafted figurines, classic children's toys and various other gift items, as well as various candies, preserves, smoked sausage, syrups and other foodstuffs. Many of the candy items, smoked bacon, jellies and jams along with other high quality products are sold under the "Cracker Barrel Old Country Store" brand name.

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

Store Management: Store management typically consists of a general manager, four associate managers and a retail manager who are responsible for approximately 100 employees on two shifts. The relative complexity of operating a Cracker Barrel Old Country Store requires an effective management team at the individual store level. As a motivation to store managers to improve sales and operational efficiency, Cracker Barrel has a bonus plan designed to provide store management with an opportunity to share in the pre-tax profits of their store. To assure that individual stores are operated at a high level of quality, the Company emphasizes the selection and training of store managers and has a level of District Management to support individual store managers and a level of Regional Management to support individual District Managers.

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

The single food category accounting for the largest share (approximately 14%) of the Company's food purchasing expense is pork. The single food item within the pork category accounting for the largest share of the Company's food purchasing expense is bacon. The Company presently purchases its pork food items through eight vendors and its bacon through one vendor. Should any pork items from these vendors become unavailable for any reason, management is of the opinion that these food items could be obtained in sufficient quantities from other sources at competitive prices.

The majority of retail items are purchased directly by Cracker Barrel, warehoused at its Lebanon distribution center and shipped to the stores. On December 20, 1996, the Company signed a dedicated carriage agreement with an unaffiliated transportation company for the transportation of retail merchandise from the Company's distribution center throughout the contiguous forty-eight states. This agreement, which is for a period of forty eight (48) months, sets forth the relationship between the respective companies and is structured to facilitate the growth of the Company's retail business over the next four years. The transportation company or the Company may terminate the agreement on any annual anniversary date by giving the other party sixty (60) days prior written notice. Certain retail items are drop-shipped directly from the Company's vendors to its stores.

Quality, Cost and Inventory Controls: Costs are monitored by management to determine if any material variances in food cost or operating expenses have occurred. The Company's computer systems are used to analyze store operating information by providing management reports for continual monitoring of sales mix and detailed operational cost data as well as information on sales trends and inventory levels to facilitate retail purchasing decisions. These systems are also used in the development of budget analyses and planning.

Marketing: New store locations generally are not advertised in the media until several weeks after they have been opened in order to give the staff time to adjust to local customer habits and traffic volume. To effectively reach consumers in the primary trade area for each Cracker Barrel store and also interstate travelers and tourists, outdoor advertising is the primary advertising media utilized, accounting for approximately 50% of advertising expenditures. The Company utilizes various types of media, such as television and radio, in its core markets to maintain customer awareness. Outside of its core markets, television, radio and print are used in an effort to increase name awareness and to build brand loyalty. The Company defines its core market based on geographic location, longevity in the market and name awareness in the market. The Company completed the rollout of its frequency-based Cracker Barrel Old Country Store Neighborhood program to all stores the first week of November 1997. The program is designed to enable the Company to communicate more personally and directly with both local and traveling guests in order to tailor its services to better meet their needs.

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

Expansion

The Company opened fifty new stores in fiscal 1998. The openings were as follows:

Interstate 85 - Commerce, Georgia; Durham, North Carolina; Gaffney, South Carolina; Henderson, North Carolina and Newnan, Georgia Interstate 10 - Casa Grande, Arizona; Gonzales, Louisiana; Marana, Arizona and Phoenix, Arizona
Interstate 40 - Gallup, New Mexico; Garner, North Carolina; Russellville, Arkansas and West Memphis, Arkansas
Interstate 95 - Deerfield Beach, Florida; Kingsland, Georgia; Ormond Beach, Florida and Pooler, Georgia
Interstate 90 - Blasdell, New York; Dunkirk, New York and Billings,
Montana
Interstate 30 - Greeneville, Texas and Texarkana, Texas
Interstate 35 - Edmond, Oklahoma and Emporia, Kansas
Interstate 44 - Lawton, Oklahoma and Saint Robert, Missouri Interstate 64 - Cross Lanes, West Virginia and Mount Sterling, Kentucky
Interstate 79 - Fairmont, West Virginia and Meadville, Pennsylvania Interstate 80 - Hammond, Indiana and Lincoln, Nebraska
Interstate 15 - Springville, Utah
Interstate 29 - Kansas City, Missouri
Interstate 45 - Houston, Texas
Interstate 55 - Hammond, Louisiana
Interstate 59 - Trussville, Alabama
Interstate 65 - Phoenix, Arizona
Interstate 70 - Zanesville, Ohio
Interstate 74 - Harrison, Ohio
Interstate 75 - Brooksville, Florida
Interstate 77 - Beckley, West Virginia
Interstate 81 - Harrisburg, Pennsylvania
Interstate 84 - Boise, Idaho
Interstate 94 - Roseville, Michigan
Interstate 295 - Pennsville, New Jersey
Interstate 480 - Twinsburg, Ohio
US Highway 231 - Dothan, Alabama
US Highway 441 - Pigeon Forge, Tennessee
Loop 101 - Peoria, Arizona.

The Company plans to open fifty new stores during fiscal 1999.
Twelve of the stores are already open or will be open as of October 30, 1998, and are as follows:

Interstate 24 - Cadiz, Kentucky
Interstate 55 - Brookhaven, Mississippi
Interstate 59 - Bessemer, Alabama
Interstate 65 - Sellersburg, Indiana
Interstate 69 - Marion, Indiana
Interstate 75 - Piqua, Ohio
Interstate 80 - West Omaha, Nebraska
Interstate 81 - Frackville, Pennsylvania
Interstate 87 - Clifton Park, New York
Interstate 90 - Sheffield, Ohio
Interstate 91 - Holyoke, Massachusetts


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

It is the Company's preference to own its store properties. Of the 369 Cracker Barrel stores open as of October 30, 1998, the Company owns 347, while the other 22 properties are either ground leases or ground and building leases. Currently, average cost for a new store is approximately $1,250,000 for land and sitework, $800,000 for building, and $550,000 for equipment. The current store size is approximately 10,000 square feet with 184 seats in the restaurant.

Employees

As of July 31, 1998, Cracker Barrel employed 38,815 people, of whom 362 were in advisory and supervisory capacities, 2,100 were in store management positions and 31 were officers of the Company. Many of the restaurant personnel are employed on a part-time basis. The Company has an incentive plan for its hourly employees which is intended to lower turnover and to increase productivity by providing a defined career path through testing and ranking of employees. The Company's employees are not represented by any union, and management considers its employee relations to be good.

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

There are a large number of restaurants catering to the public, including several franchised operations in the restaurant industry, which are substantially larger and have greater financial and marketing resources than those of the Company and which compete directly and indirectly in all areas in which the Company operates.

Trademarks

The Company owns certain registered copyrights, patents and trademarks relating to the name "Cracker Barrel Old Country Store", as well as its logo, menus, designs of buildings, general trade dress and other aspects of operations. The Company also has pending trademark registration relating to the name "Carmine Giardini" and "Carmine Giardini's Gourmet Market and La Trattoria Ristorante".
The Company believes that the use of these names have some value in maintaining the atmosphere and public acceptance of its mode of operations.

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

ITEM 2. PROPERTIES

The Company's present corporate headquarters and warehouse facilities are situated on approximately 130 acres of land owned by the Company in Lebanon, Tennessee. The Company utilizes approximately 120,000 square feet of office space and 400,000 square feet of warehouse facilities. Management feels that the current amount of office space is sufficient to meet the Company's needs through the end of fiscal 2000.

The Company opened a retail outlet store, named the "Back Porch", in Lebanon, Tennessee in September, 1998 to sell out-of-season, slow-moving and discontinued merchandise.

      As noted on page 3 in the "Acquisitions" section, the Company leases two properties in Florida that operate under the name of Carmine Giardini's Gourmet Market and La Trattoria Ristorante.

     In addition to the corporate facilities, the Company's outlet store and the Company's two gourmet markets and restaurant in Florida, the Company owns or leases the following Cracker Barrel store properties as of October 30, 1998:






State                Owned                         Leased
                     Land    Buildings      Land   Buildings

Tennessee             31       30           10       4
Florida               33       32            -       -
Georgia               22       21            2       2
Texas                 23       23            1       -
Ohio                  19       22            3       -
North Carolina        20       21            1       -
Illinois              20       19            1       -
Indiana               19       18            -       -
Alabama               15       15            1       1
Kentucky              15       14            2       1
Michigan              14       14            -       -
Virginia              14       14            -       -
Missouri              13       13            -       -
South Carolina        10       11            2       1
Mississippi            9        9            -       -
Pennsylvania          10        9            -       -
Arizona                9        8            -       -
Louisiana              8        8            -       -
New York               8        7            2       -
West Virginia          7        7            -       -
Oklahoma               6        6            -       -
Arkansas               6        5            -       -
Kansas                 6        5            -       -
Colorado               4        4            -       -
Wisconsin              5        4            -       -
Iowa                   3        3            -       -
Minnesota              3        3            -       -
New Mexico             2        3            1       -
Utah                   3        3            -       -
Maryland               2        2            -       -
Nebraska               2        2            -       -
Connecticut            1        1            -       -
Idaho                  1        1            -       -
Massachusetts          2        1            -       -
Montana                2        1            -       -
New Jersey             1        1            1       -

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

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company as of September 25, 1998:



Name                  Age    Position with Registrant
Dan W. Evins          63     Chairman of the Board
                             & Chief Executive Officer

Ronald N. Magruder    50     President & Chief Operating Officer

Michael A. Woodhouse  53     Senior Vice President,
                             Finance & Chief Financial Officer

Michael D. Adkins     43     Senior Vice President, Restaurant
                             Operations

Norman J. Hill        56     Senior Vice President, Human
                             Resources

Richard G. Parsons    46     Senior Vice President, Retail

Jonathan C. Sleik     47     Senior Vice President, Purchasing
                             and Distribution

James F. Blackstock   51     Vice President, General Counsel
                             and Secretary

Bruce C. Cotton       67     Vice President, Government &
                             Community Relations

Ellen C. Cozart       40     Vice President, Human Resources

Judith K. Donovan     43     Vice President, Marketing

Mattie H. Hankins     58     Vice President & Controller

Debra K. Kidwell      39     Vice President, Retail Purchasing

Donald G. Kravitz     62     Vice President, Property Development

Michael J. Matheny    51     Vice President, Information Services

Thomas R. Pate        39     Vice President, Training and
                             Management Development

Mark W. Tanzer        41     Vice President, Product Development

Scott C. Diffenderfer 44     Regional Vice President, Restaurants

Russell K. Doyle      34     Regional Vice President, Retail

Cecilia S. Gibson     43     Regional Vice President, Retail

Douglas R. Goolsby    37     Regional Vice President, Restaurants

Anthony P. Guadagno   42     Regional Vice President, Restaurants

Carolyn M. Hall       41     Regional Vice President, Retail

Tracy L. Hanchey      37     Regional Vice President, Retail

Dan L. Markley        41     Regional Vice President, Retail

Terry A. Maxwell      39     Regional Vice President, Restaurants

Cyril J. Taylor       44     Regional Vice President, Restaurants

Stanley L. Warner     44     Regional Vice President, Restaurants

Gary L. Wooddell      34     Regional Vice President, Retail


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

Prior to her employment with the Company in September 1996, Ms. Donovan was with Darden Restaurants, Inc. from 1989 to 1996 serving most recently as Senior Vice President of New Business Development. Prior to her most recent role, she was Senior Vice President and Division General Manager of The Olive Garden.

Prior to his employment with the Company in June 1997, Mr. Blackstock was with TravelCenters of America, Inc. from 1993 to 1997 serving as Vice President, General Counsel and Secretary. Prior to 1993, Mr. Blackstock practiced law in Los Angeles, California as a principal in the firm of James F. Blackstock, Professional Law Corporation.

Prior to his employment with the Company in October 1997, Mr. Cotton was with Long John Silver's Restaurants, Inc. from 1976 to 1997 serving as Senior Vice President, Public Affairs.

Prior to her employment with the Company in May 1998, Ms. Hanchey was with Brookstone Inc. from 1996 to 1998 serving as a district manager. She was district manager with Ann Taylor, Inc. from 1994 to 1996. Ms. Hanchey was with Circuit City Stores, Inc. from 1988 to 1994 serving most recently as a management recruiter and previously as a personnel manager.


                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Since the initial public offering of the Company's common stock in November 1981, the Company's common stock has been traded on The Nasdaq Stock Market (National Market System) with the symbol CBRL. There were 19,010 shareholders of record as of September 25, 1998.

The following table indicates the high and low sales prices of the Company's common stock as reported on The Nasdaq Stock Market
(National Market System) during the periods indicated.

           Fiscal Year 1998 Prices         Fiscal Year 1997 Prices

Quarter    High        Low                    High        Low

First      $33.13    $27.50                  $25.63      $19.63
Second      35.63     29.19                   28.38       19.88
Third       43.00     34.19                   29.25       24.88
Fourth      36.38     26.00                   29.88       23.75

In September 1983 the Board of Directors of the Company initiated a policy of declaring dividends on a quarterly basis. Prior to such date the Board followed a policy of declaring annual dividends during the first fiscal quarter. Quarterly dividends of $.005 per share were paid during all four quarters of fiscal 1997 and 1998. The Company foresees paying comparable cash dividends per share in the future.

The covenants relating to the 9.53% Senior Notes in the original amount of $30,000,000 impose certain restrictions on the payment of cash dividends and the purchase of treasury stock. Retained earnings not restricted under the covenants were approximately
$462,000,000 at July 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The table "Selected Financial Data" on page 23 of the Company's
Annual Report to Shareholders for the year ended July 31, 1998 (the "1998 Annual Report") is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following portions of the 1998 Annual Report are incorporated herein by reference:

Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 24 through 27.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

  Interest Rate Risk. With certain instruments entered into for other than trading purposes, the Company is subject to market risk exposure related to changes in interest rates. The Company has in place a $125 million bank credit facility. A portion of that facility, a $75 million revolver, bears interest at a pre-agreed percentage point spread from LIBOR. The Company had no amounts outstanding under the revolver during fiscal 1998. The other part of the bank credit facility is a $50 million 5-year term loan bearing interest at a pre-agreed percentage point spread from LIBOR. On December 2, 1996, the Company received the proceeds from the $50 million 5-year term loan, and concurrently, entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. The Company's senior notes payable bear a fixed interest rate of 9.53%, mature January 15, 2003, and had an outstanding balance of $12 million at July 31, 1998. While changes in LIBOR would affect the cost of funds borrowed in the future, existing loans are at fixed rates, therefore, the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations or cash flows would not be material.

  Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company and which are generally unpredictable. The single food category accounting for the largest share (approximately 14% of the Company's food purchases) is pork. Other items affected by the commodities markets, such as coffee, country fried beef steak and chicken, may each account for as much as 1% to 2% of the Company's food purchases. While the Company has some of its food items prepared to its specifications, the Company's food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities required by the Company, the Company believes that there are sufficient other quality suppliers in the marketplace that its sources of supply can be replaced as necessary. The Company also recognizes, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods of time. Changes in commodity prices would affect the Company and its competitors generally and often simultaneously. In many cases, the Company believes it will be able to pass through any increased commodity costs by adjusting its menu pricing. From time to time, competitive circumstances may limit menu price flexibility, and in those circumstances increases in commodity prices can result in lower margins for the Company. However, the Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies, would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following portions of the 1998 Annual Report are incorporated herein by reference:

Consolidated Financial Statements and Independent Auditors' Report on pages 28 through 41.

Quarterly Financial Data (Unaudited) on page 40.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"). The information required by this item with respect to executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management" in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.



PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

A.  List of documents filed as part of this report:

1. The following Financial Statements and the Report of Deloitte & Touche LLP on pages 28 through 41 of the 1998 Annual Report are incorporated herein by reference:

Independent Auditors' Report dated September 9, 1998

Consolidated Balance Sheet as of July 31, 1998 and August 1, 1997

Consolidated Statement of Income for each of the three fiscal years ended July 31, 1998, August 1, 1997 and August 2, 1996

Consolidated Statement of Changes in Shareholders' Equity for each of the three fiscal years ended July 31, 1998, August 1, 1997 and August 2, 1996

Consolidated Statement of Cash Flows for each of the three fiscal years ended July 31, 1998, August 1, 1997 and August 2, 1996

Notes to Consolidated Financial Statements

2. The exhibits listed in the accompanying Index to Exhibits on pages 15 & 16 are filed as part of this annual report.

B. Reports on Form 8-K:

There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended July 31, 1998.


SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cracker Barrel Old Country Store, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRACKER BARREL OLD COUNTRY STORE, INC.


By:  /s/Dan W. Evins             By:/s/Mattie H. Hankins
     Dan W. Evins                Mattie H. Hankins
CEO and Chairman of the Board    Vice President & Controller

(Principal Executive Officer)


By:  /s/Michael A. Woodhouse
     Michael A. Woodhouse
     Senior Vice President, Finance
     (Principal Financial Officer)

Date:  October 21, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/James C. Bradshaw, M.D.           ______________________
James C. Bradshaw, M.D., Director    Charles T. Lowe, Jr., Director

______________________________        /s/B.F. Lowery
Robert V. Dale, Director               B. F. Lowery, Director

/s/Dan W. Evins                        /s/Ronald N. Magruder
Dan W. Evins, Director                 Ronald N. Magruder, Director


/s/Edgar W. Evins                      /s/ Gordon L. Miller
Edgar W. Evins, Director               Gordon L. Miller, Director


/s/William D. Heydel                  ______________________________
William D. Heydel, Director            Martha M. Mitchell, Director


____________________________        ______________________________
Robert C. Hilton, Director             Jimmie D. White, Director


_____________________________       _____________________________
Charles E. Jones, Jr., Director



                          INDEX TO EXHIBITS


Exhibit

3(a)  Charter (1)

3(b)  Bylaws (2)

4(a) Note Agreement dated as of January 1, 1991, relating to
$30,000,000 of 9.53% Senior Notes (3)

10(a) Credit Agreement dated February 18, 1997, relating to the
$50,000,000 Term Loan and the $75,000,000 Revolving Credit and
Letter of Credit Facility (4)

10(b) Lease dated August 27, 1981 for lease of Clarksville,
Tennessee, and Macon, Georgia, stores between B. F. Lowery, general counsel and a director, and the Company (5)

10(c) The Company's Incentive Stock Option Plan of 1982, as amended
(6)

10(d) The Company's 1987 Stock Option Plan, as amended (1)

10(e) The Company's Amended and Restated Stock Option Plan (7)

10(f) The Company's Non-Employee Director's Stock Option Plan, as amended (8)

10(g) The Company's Executive Employment Agreement for Dan W.
Evins(6)

10(h) The Company's Non-Qualified Savings Plan, effective 1/1/96, as amended (7)

10(i) The Company's Deferred Compensation Plan, effective 1/1/94 (7)

10(j) Executive Employment Agreement for Ronald N. Magruder dated
7/5/95 (9)

10(k) Executive Employment Agreement for Michael A. Woodhouse dated
11/15/95 (9)

13 Pertinent portions, incorporated by reference herein, of the Company's 1998 Annual Report to Shareholders

21 Subsidiaries of the Registrant

22 Definitive Proxy Materials (10)

23 Consent of Deloitte & Touche LLP

27 Financial Data Schedule


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

(3) Incorporated by reference to the Company's Registration
Statement on Form S-3 under the Securities Act of 1933 (File No.
33-38989).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended August 1, 1997 (File No. 0-7536).

(5) Incorporated by reference to the Company's Registration
Statement on Form S-7 under the Securities Act of 1933 (File No.
2-74266).

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

(9) Incorporated by reference to Exhibits 10.2 and 10.3 to the Executive Employment Agreement section, page 39 of the Company's Registration Statement on Form S-4, Amendment No. 1, filed with the Commission on October 5, 1998 (File No. 333-62469)1998 Definitive Proxy materials.

(10)  Incorporated by reference to the Company's Registration
Statement on Form S-4, Amendment No. 1 containing the 1998
Definitive Proxy materials, filed with the Commission on October 5, 1998 (File No. 333-62469).