Form 10-Q
period 1998-10-30
CRACKER BARREL OLD COUNTRY STORE INC
filed 1998-12-08
CIK 25373

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                               FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended October 30, 1998

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

     Yes X     No


                     61,159,974 Shares of Common Stock
                    Outstanding as of November 27, 1998

PART I

Item 1. Financial Statements

                CRACKER BARREL OLD COUNTRY STORE, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET
                   (In thousands, except share data)
                              (Unaudited)
                                    October 30,      July 31,
                                       1998           1998*
                                       ____           _____
ASSETS
Current assets:
  Cash and cash equivalents          $ 24,906       $ 62,593
  Receivables                           3,660          5,192
  Inventories                         111,125         91,609
  Prepaid expenses                      6,249          5,432
                                     ________       ________
    Total current assets              145,940        164,826
                                     ________       ________

  Property and equipment, net         829,729        812,321
  Other assets                         15,429         14,961
                                     ________       ________
Total assets                         $991,098       $992,108
                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $ 32,931       $ 38,212
  Accrued expenses                     74,600         63,110
  Current portion of long-term debt     2,500          2,500
  Current portion of other long-term
   obligations                            200            200
                                     ________       ________
     Total current liabilities        110,231        104,022
                                     ________       ________

Long-term debt                         59,500         59,500
Other long-term obligations            25,188         25,212

Shareholders' equity:
  Common stock - $.50 par value,       31,256         31,240
   authorized 150,000,000 shares,
   issued 62,512,739 at October 30,
   1998 and 62,480,775 at July 31,
   1998
  Additional paid-in capital          251,818        251,236
  Retained earnings                   546,719        520,898
                                     ________       ________
                                      829,793        803,374
  Less treasury stock, at cost,
   1,357,500 and 0 shares,
   respectively                       (33,614)            --
                                     ________       ________

   Total shareholders' equity         796,179        803,374
                                     ________       ________

Total liabilities and shareholders'
  equity                             $991,098       $992,108
                                     ========       ========
See notes to condensed consolidated financial statements.
(*) This condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of July 31, 1998.

                CRACKER BARREL OLD COUNTRY STORE, INC.
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per share data)
                              (Unaudited)


                                          Quarter Ended
                                   ____________________________
                                   October 30,      October 31,
                                      1998             1997
                                      ____             ____
    Net sales:
      Restaurant                    $269,693         $242,230
      Retail                          81,803           70,525
                                    ________         ________
       Total net sales               351,496          312,755

    Cost of goods sold               118,761          106,492
                                    ________         ________
    Gross profit                     232,735          206,264

    Labor & related expenses         118,381          106,100
    Other store operating expenses    53,663           46,489
                                    ________         ________
    Store operating income            60,691           53,675

    General and administrative        19,056           15,882
                                    ________         ________
    Operating income                  41,635           37,793

    Interest expense                     785            1,060
    Interest income                      565              820
                                    ________         ________

    Pretax income                     41,415           37,553
    Provision for income taxes        15,282           13,820
                                    ________         ________

    Net income                      $ 26,133         $ 23,733
                                    ========         ========

    Earnings per share:
     Basic                          $    .42         $    .39
                                    ========         ========
     Diluted                        $    .42         $    .38
                                    ========         ========
    Weighted average shares:
     Basic                            62,151           61,279
                                    ========         ========
     Diluted                          62,667           62,326
                                    ========         ========

    Dividends per share             $   .005         $   .005
                                    ========         ========

    See notes to condensed consolidated financial statements.

                CRACKER BARREL OLD COUNTRY STORE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)


                                                     Three Months Ended
                                                  _________________________
                                                  October 30,   October 31,
                                                     1998          1997
                                                     ____          ____
  Cash flows from operating activities:
   Net income                                      $26,133        $23,733
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                12,130         10,464
        (Gain)loss on disposition of property
          and equipment                               (230)           437
       Changes in assets and liabilities:
        Inventories                                (19,516)       (13,159)
        Other assets                                  (623)          (792)
        Accounts payable                            (5,281)            45
        Other current assets and liabilities        12,205         12,463
                                                   _______        _______
    Net cash provided by operating activities       24,818         33,191
                                                   _______        _______

  Cash flows from investing activities:
    Proceeds from maturities of investments             --            317
    Purchase of property and equipment             (29,653)       (41,381)
    Proceeds from sale of property and equipment       500            661
                                                   _______        _______
    Net cash used in investing activities          (29,153)       (40,403)
                                                   _______        _______

  Cash flows from financing activities:
    Treasury stock purchases                       (33,614)            --
    Proceeds from exercise of stock options            598          9,273
    Principal payments under long-term debt and other
     long-term obligations                             (24)           (33)
    Dividends on common stock                         (312)          (306)
                                                   _______        _______
    Net cash (used in) provided by financing
     activities                                    (33,352)         8,934
                                                   _______        _______

  Net (decrease) increase in cash and cash
   equivalents                                     (37,687)         1,722

  Cash and cash equivalents, beginning of year      62,593         64,933
                                                   _______        _______

  Cash and cash equivalents, end of period         $24,906        $66,655
                                                   =======        =======

  Supplemental disclosures of cash flow
    information:
    Cash paid during the three months for:
      Interest                                     $   853        $   832
      Income taxes                                   1,296          6,092

  See notes to condensed consolidated financial statements.

CRACKER BARREL OLD COUNTRY STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.  Condensed Consolidated Financial Statements
    ___________________________________________

    The condensed consolidated balance sheet as of October 30, 1998 and the related condensed consolidated statements of income and cash flows for the quarters ended October 30, 1998 and October 31, 1997, have been prepared by the Company, without audit; in the opinion of management, all adjustments for a fair presentation of such condensed consolidated financial statements have been made.

    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

    Deloitte & Touche LLP, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2.  Income Taxes
    ____________

    The provision for income taxes for the quarter ended October 30, 1998 has been computed based on management's estimate of the tax rate for the entire fiscal year of 36.9%. The variation between the statutory tax rate and the effective tax rate is due primarily to employer tax credits for FICA taxes paid on tip income. The Company's effective tax rate for both the quarter ended October 31, 1997 and for the entire fiscal year of 1998 was 36.8%.

3.  Seasonality
    ___________

    The sales and profits of the Company are affected significantly by seasonal travel and vacation patterns because of its interstate highway locations. Historically, the Company's greatest sales and profits have occurred during the period of June through August. Early December through the last part of February, excluding the Christmas holidays, has historically been the period of lowest sales and profits. Therefore, the results of operations for the quarter ended October 30, 1998 cannot be considered indicative of the operating results for the full fiscal year.

4.  Earnings per Share and Weighted Average Shares
    ______________________________________________

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
has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Weighted average basic shares for the quarters ended October 30, 1998 and October 31, 1997
were   62,150,537  and  61,278,643,  respectively.   Weighted  average
diluted shares for the quarters ended October 30, 1998 and October 31, 1997 were 62,667,110 and 62,326,362, respectively.

5.  Recent Accounting Pronouncements Adopted
    ________________________________________

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 specifies how to report and display comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. There is no difference between comprehensive income and net income as reported by the Company for all periods shown.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All dollar amounts reported or discussed in Item 2 are shown in thousands. Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives or future operations or statements of future economic performance. Those, and similar statements are forward-looking statements that involve risks, uncertainties and other factors which may cause the actual performance of Cracker Barrel Old Country Store, Inc. to differ materially from those expressed or implied by such statements. Factors which will affect actual results include, but are not limited to: the availability and costs of acceptable sites for development; the ability of the Company to retain qualified employees, and to recruit and train restaurant personnel in its expansion locations; the acceptance of the Cracker Barrel concept as the Company continues to expand into new geographic regions; continued successful acquisition of additional concepts to expand; successful development of new and regional menu items; the continued success of the Company's frequency-based Cracker Barrel Old Country Store Neighborhood program; changes in or implementation of additional governmental rules and regulations affecting wage and hour matters, health and safety and other areas affected by governmental actions, and other factors described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. In addition, the Company discusses certain Year 2000 issues based on a "reasonably likely worst case." That discussion necessarily relies on assumptions which are not related to existing facts, and it must be expected that actual circumstances and their effects on the Company will differ.

Results of Operations

 The   following   table   highlights  operating  results   by   percentage
relationships to total net sales for the quarter ended October 31, 1998 as compared to the same period a year ago:

                                               Quarter Ended
                                               _____________
                                          October 30,  October 31,
                                             1998         1997
                                             ____         ____
     Net sales:
        Restaurant                           76.7%        77.5%
        Retail                               23.3         22.5
                                            _____        _____
          Total net sales                   100.0        100.0

        Cost of goods sold                   33.8         34.0
                                            _____        _____
        Gross profit                         66.2         66.0

        Labor & related expenses             33.7         33.9
        Other store operating expenses       15.2         14.9
                                            _____        _____
        Store operating income               17.3         17.2

        General and administrative            5.4          5.1
                                            _____        _____
        Operating income                     11.9         12.1

        Interest expense                      0.3          0.3
        Interest income                       0.2          0.2
                                            _____        _____

        Pretax income                        11.8         12.0
        Provision for income taxes            4.4          4.4
                                            _____        _____

        Net income                            7.4%         7.6%
                                            =====        =====

                         Same Store Sales Analysis
                             307 Store Average

                                              Quarter Ended
                                         October 30,  October 31,
                                            1998         1997
                                            ____         ____

        Restaurant                         $754.6       $770.1
        Retail                              222.9        223.3
                                           ______       ______

        Restaurant & retail                $977.5       $993.4
                                           ======       ======

Sales
_____

      Net sales for the first quarter of fiscal 1999 increased 12% compared to last year's first quarter. Same store restaurant sales decreased 2.0% and same store retail sales decreased 0.2%, for a total same store sales (restaurant and retail) decrease of 1.6%. Same store restaurant sales decreased primarily due to decreases in customer traffic of approximately 6%, partially offset by an effective 4.1% menu price increase for the quarter. Same store retail sales decreased primarily due to the decrease in restaurant customer traffic of approximately 6%. This decrease was partially offset by an improved assortment of retail items in the stores versus the prior year. New stores accounted for the balance of the first quarter net sales increase.

Cost of Goods Sold
__________________

      Cost of goods sold as a percentage of net sales for the quarter ended October 30, 1998 decreased to 33.8% from 34.0% in the first quarter of last year. This decrease was primarily due to improved initial mark-ons for retail merchandise, partially offset by an increasing mix of retail sales, which have a higher cost of goods than restaurant sales, and increases in dairy and poultry prices.

Labor and Related Expenses
__________________________

      Labor and related expenses include all direct and indirect labor and related costs incurred in store operations. Labor and related expenses as a percentage of net sales decreased to 33.7% in the first quarter this year from 33.9% last year. This decrease was primarily due to the lower bonus payouts under the store-level bonus program. This decrease was partially offset by hourly wage inflation at the stores of approximately 4%.

Other Store Operating Expenses
______________________________

     Other store operating expenses include all unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities and depreciation and amortization. Other store operating expenses as a percentage of net sales increased to 15.2% in the first quarter of fiscal 1999 from 14.9% in the first quarter of last year. This increase was primarily due to higher maintenance, depreciation and utility costs versus the prior year.

General and Administrative Expenses
___________________________________

      General and administrative expenses as a percentage of net sales increased to 5.4% in the first quarter of fiscal 1999 from 5.1% in the first quarter of last year. The primary reasons for the increase were the increased general and administrative expenses from the Company's recent acquisition of Carmine Giardini's Gourmet Market and La Trattoria Ristorante and the costs related to the holding company formation.

Interest Expense
________________

     Interest expense decreased to $785 in the first quarter of fiscal 1999 from $1,060 in the first quarter of last year. The decrease primarily resulted from lower average debt outstanding during the quarter as compared to last year.

Interest Income
_______________

      Interest income decreased to $565 in the first quarter of fiscal 1999 from $820 in the first quarter of last year. The decrease was primarily due to lower average funds available for investment.

Recent Accounting Pronouncements Not Yet Adopted
________________________________________________

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires the disclosure of certain information about operating segments in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with restatement of all prior periods shown if not impracticable to do so. The Company will adopt SFAS No. 131 in fiscal 1999. The Company is currently evaluating the effect that SFAS No. 131 will have on the Company's consolidated financial statements upon adoption. The Company does not expect the adoption of SFAS No. 131 to have a material effect on the Company's consolidated financial statements. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 specifies how to report and display derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2000. The Company is currently evaluating the effect that SFAS No. 133 will have on the Company's consolidated financial statements upon adoption. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs incurred for internal-use computer software are capitalized or expensed and guidance on whether computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and applies to internal-use software costs incurred for all projects, including those in progress upon initial application of the SOP. The Company is currently evaluating the effect that SOP 98-1 will have on the Company's consolidated financial statements upon adoption. In April 1998, SOP 98-5, "Reporting of the Costs of Start-up Activities," was issued. SOP 98-5 requires that the Company expense start-up costs of new stores as incurred rather than when the store opens as is the Company's current practice. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effect that SOP 98-5 will have on the Company's consolidated financial statements upon adoption. The Company does not expect the adoption of either SOP 98-1 or SOP 98-5 to have a material effect on the Company's consolidated financial statements.

Year 2000
_________

      Many software applications and computer operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems used by the Company or by its material suppliers to properly recognize the dates beginning in the Year 2000 could result in miscalculations or systems failures which potentially could have an adverse effect on the Company's operations.

      The Company's Year 2000 preparations began in fiscal 1998. The preparations include identification, assessment, and testing of all Company software, hardware and equipment that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies is in process and an inventory of systems designated as critical has been developed. As the Year 2000 remediation efforts progress, the Company will first focus, wherever possible, on those systems designated critical. The Company has begun correction of deficiencies found and anticipates completion of the Year 2000 analysis by January 31, 1999 with completion of the remediation efforts by July 31, 1999. The Company's estimated total cost of analysis and remediation of the Year 2000 issues is not anticipated to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company has also contacted critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such suppliers' failures to resolve their own Year 2000 compliance issues. To assess the Year 2000 risks to the Company's continuity of supply of products and services, an inventory of significant vendors has been compiled. These vendors were sent letters and questionnaires requesting information as to the status of their Year 2000 readiness and certification that their information systems are Year 2000 compliant. Based on responses received from most of these vendors, it appears that Year 2000 issues are being addressed. The Company has not verified the contents, nor is it the source, of Year 2000 statements incorporated, or relied upon by the Company, in this disclosure from persons or entities other than the Company. The Company is continuing to pursue responses from significant vendors that have not responded to date and will discuss with them any material Year 2000 concerns that are identified.

      The Company anticipates timely completion of the internal Year 2000 readiness efforts. However, if new systems cannot be implemented on a timely basis, modifications to existing systems cannot be accomplished on a timely basis, information technology resources do not remain available, or other unanticipated events occur, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans to identify activities which will need to be performed in the event of internal systems failures. The contingency plans are expected to be completed by July 31, 1999. Although the Company has not yet been informed of material Year 2000 issues by its significant vendors, there is no assurance that these vendors will be Year 2000 compliant on a timely basis. Similarly, the Company has no reliable information concerning the expected Year 2000 effects on the nation's securities markets, banking system and utilities and other infrastructure. The Company therefore relies generally on the ability of the federal government and its agencies, such as the IRS and SEC to effectively address such issues on a national scale. Unanticipated failures or significant delays in furnishing products or services by significant vendors or general public infrastructure service providers could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Where practicable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its significant vendors and public infrastructure to be Year 2000 ready as part of its contingency planning. In the worst case reasonably to be expected, assuming that the nation's financial system and overall public infrastructure continues to operate substantially as they had prior to the Year 2000, some of the Company's internal systems may fail to operate properly and some of its significant vendors may fail to perform effectively or may fail to timely or completely deliver products. In those circumstances, the Company expects to be able to conduct all of its necessary business operations manually and to obtain necessary products from alternative vendors and business operations would generally continue; however, there would be some disruption which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company has no basis upon which to reasonably analyze the psychological or other direct or indirect effects on its guests, and consumers generally, from Year 2000 issues or experiences unrelated to the Company. The actual effect, if any, on the Company's consolidated financial position, results of operations or cash flows from the failure of its internal systems or of its significant vendors to be Year 2000 ready can not be reasonably predicted.

Liquidity and Capital Resources
_______________________________

      The Company's operating activities provided net cash of $24,818 for the three-month period ended October 30, 1998. Most of this cash was provided by net income adjusted for depreciation and amortization. Increases in inventories and decreases in accounts payable were partially offset by decreases in other current assets and increases in other current liabilities.

      Capital expenditures were $29,653 for the three-month period ended October 30, 1998. Land purchases and the construction of new stores accounted for substantially all of these expenditures. Capitalized interest was $404 for the quarter ended October 30, 1998 as compared to $387 for the quarter ended October 31, 1997. This difference was primarily due to the timing of new store construction in fiscal 1999 as compared to the same period a year ago.

      The Company's internally generated cash along with cash at July 31, 1998 were sufficient to finance all of its stock buyback program and all of its growth in the first three months of fiscal 1999.

      On September 9, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3 million shares of the Company's common stock. This will allow the Company to repurchase approximately 5% of the 62.5 million shares outstanding. The purchases are to be made from time to time in the open market at prevailing market prices. One effect of the share repurchase will be to minimize dilution to existing shareholders as shares are issued under the Company's Stock Option Plan. As of October 30, 1998, the Company has purchased a total of
1,357,500 shares. The Company expects to complete the purchase of substantially all of the remaining 1,642,500 shares authorized by the Board of Directors by the end of the third quarter. The Company estimates that its capital expenditures for fiscal 1999 will be approximately
$175,000, substantially all of which will be land purchases and the construction of new stores. On December 2, 1996 the Company received the proceeds from a $50,000 5-year term loan bearing interest at a three-month LIBOR-based rate ("London Interbank Offered Rate"). Concurrently, the Company entered into a swap agreement with a bank to fix the interest rate at 6.36% for the life of the term loan. This $50,000 term loan is part of a $125,000 bank credit facility that also includes a $75,000 revolver. Management believes that cash at October 30, 1998, along with cash generated from the Company's operating activities and its available $75 million revolver, will be sufficient to finance its continued operations, the completion of its 3 million share stock buyback program and its continued expansion plans through fiscal 2000.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Cracker Barrel Old Country Store, Inc.
Lebanon, Tennessee


We have reviewed the accompanying condensed consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of October 30, 1998, and the related condensed consolidated statements of income and cash flows for the quarters ended October 30, 1998 and October 31, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cracker Barrel Old Country Store, Inc. as of July 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 9, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Nashville, Tennessee
December 4, 1998

                                 PART II


Item 1.     Legal Proceedings
            _____________________
            None.


Item 2.     Changes in Securities
            _____________________
            None.


Item 3.     Defaults Upon Senior Securities
            _______________________________
            None.


Item 4.     Submission of Matters to a Vote of Security Holders
            ___________________________________________________
            A. The annual meeting of shareholders was held November 24, 1998.

            B. Election  of Directors:  All  members of the Board of Directors are elected annually. The following directors were re-elected for one-year terms of office: James C. Bradshaw, Robert V. Dale, Dan W. Evins, Edgar W. Evins, William D. Heydel, Robert
               C. Hilton, Charles E. Jones, Jr., Charles T. Lowe, Jr., B. F. Lowery, Ronald N. Magruder, Gordon L. Miller, Martha M. Mitchell and Jimmie D. White.

            C. Other Matters:

               Proposal 1 - Election of Directors.

                                            FOR             ABSTAIN
                                            ___             _______

               James C. Bradshaw         50,381,606         438,000
               Robert V. Dale            50,411,245         408,361
               Dan W. Evins              50,401,466         418,140
               Edgar W. Evins            50,398,621         420,985
               William D. Heydel         50,313,431         506,175
               Robert C. Hilton          50,344,008         475,598
               Charles E. Jones, Jr.     50,406,905         412,701
               Charles T. Lowe, Jr.      50,394,167         425,439
               B.F. Lowery               50,399,013         420,593
               Ronald N. Magruder        50,560,001         259,605
               Gordon L. Miller          50,328,176         491,430
               Martha M. Mitchell        50,409,289         410,317
               Jimmie D. White           50,344,743         474,863

               Proposal 2 - To approve the selection of Deloitte and Touche LLP as the Company's independent auditors for the 1999 fiscal year.

               Votes cast for                50,410,059
                                             __________
               Votes cast against               123,973
                                             __________
               Votes cast to abstain            285,574
                                             __________

               Proposal 3 - To consider and take action on a shareholder proposal, requesting that the Board of Directors implement non-discriminatory policies relating to sexual orientation.

               Votes cast for                5,553,854
                                            __________
               Votes cast against           26,546,926
                                            __________
               Votes cast to abstain         3,623,951
                                            __________
               Broker non-votes             15,094,875
                                            __________

               Proposal 4 - To consider and act upon a proposal for the tax-free reorganization of the Company into a holding company structure by the approval of the Plan of Merger, attached to the 1998 Proxy Statement and Prospectus as Appendix A, providing for the merger of CBRL Acquisition Corp., a wholly-owned subsidiary of CBRL Group, Inc., with and into the Company, all as described in the 1998 Proxy Statement and Prospectus.

               Votes cast for              26,296,448
                                           __________
               Votes cast against           8,863,735
                                           __________
               Votes cast to abstain          564,548
                                           __________
               Broker non-votes            15,094,875
                                           __________

Item 5.     Other Information
            _________________
            None.


Item 6.     Exhibits and Reports on Form 8-K
            ________________________________
            (a) The following exhibits are filed pursuant to Item 601 of
                Regulation S-K

                (15)Letter regarding unaudited financial information.

            (b) The Company filed a Current Report on Form 8-K on September
                9, 1998 pursuant to Item 5 of such form to announce a stock repurchase program involving up to 3,000,000 shares of its common stock.

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                  CRACKER BARREL OLD COUNTRY STORE, INC.



Date:  12/4/98       By /s/Michael A. Woodhouse
       _______          _____________________________________________
                        Michael A. Woodhouse, Chief Financial Officer



Date:  12/4/98       By /s/Patrick A. Scruggs
       _______          _____________________________________________
                        Patrick A. Scruggs, Assistant Treasurer

December 4, 1998



Cracker Barrel Old Country Store, Inc.
Hartmann Drive
Lebanon, Tennessee 37088-0787

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Cracker Barrel Old Country Store, Inc. for the quarters ended October 30, 1998 and October 31, 1997, as indicated in our report dated December 4, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 30, 1998, is incorporated by reference in Registration Statement Nos. 2-86602, 33-15775, 33-37567, 33-45482 and 333-01465 on Forms S-8, Registration Statement No. 333-62469 on Form S-4 and Registration Statement No. 33-59582 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


DELOITTE & TOUCHE LLP



Nashville, Tennessee