Form 10-K405/A
period 1998-07-31
CRACKER BARREL OLD COUNTRY STORE INC
filed 1998-12-09
CIK 25373

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549
                       ___________________

                             FORM 10-K/A

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

Date:  December 9, 1998

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








Item 14.


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

10(h) The Company's Non-Qualified Savings Plan, effective 1/1/96, as amended (7)

10(i) The Company's Deferred Compensation Plan, effective 1/1/94 (7)

10(j) Executive Employment Agreement for Ronald N. Magruder dated
7/5/95 (9)

10(k) Executive Employment Agreement for Michael A. Woodhouse dated
11/15/95 (9)

13 Pertinent portions, incorporated by reference herein, of the Company's 1998 Annual Report to Shareholders (11)

21 Subsidiaries of the Registrant (11)

22 Definitive Proxy Materials (10)

23 Consent of Deloitte & Touche LLP

27 Financial Data Schedule (11)


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

(11)  Previously provided on Form 10-K.